Form 10-Q
period 2008-06-30
Digitiliti Inc
filed 2008-08-19
CIK 1411658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53235

DIGITILITI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-1408538
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

266 East 7th Street, 4th Floor

St. Paul, Minnesota 55101

(Address of Principal Executive Offices)

(651) 925-3200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]    Yes [  ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 13, 2008, the Registrant had 25,526,808 shares of common stock issued and outstanding.

PART I

Table of Contents

PART I

Item 1.

Financial Statements

Item 2.

Management s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4T.

Controls and Procedures

PART II

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Item 1.  Financial Statements

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash	$140,858	$241,333
Accounts receivable, net of allowance of $35,612 and $26,990	530,287	292,542
Prepaid and other current assets	160,227	95,527

TOTAL CURRENT ASSETS	831,372	629,402

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,072,031 and $707,508	1,169,647	1,433,482
SOFTWARE LICENSE, net of accumulated amortization of $390,906 and $233,111	1,367,244	1,153,999
DEFERRED FINANCING COSTS, net of accumulated amortization of $195,358 and $77,049	299,997	242,906

TOTAL ASSETS	$3,668,260	$3,459,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$125,457	$92,000
Accrued expenses	793,449	377,308
Current maturities of note payable and other short-term debt	432,570	45,906
Current maturities of capital lease obligations	497,876	687,159
Current maturities of notes payable – related parties	308,788	301,716
Current maturities of convertible debt	1,945,806	1,062,631

TOTAL CURRENT LIABILITIES	4,103,946	2,566,720

NOTE PAYABLE, net of current maturities	343,067	439,094

CAPITAL LEASE OBLIGATIONS, net of current maturities	73,073	198,162

CONVERTIBLE DEBT, net of unamortized discount of $1,554,945 and $1,082,629	1,452,799	1,054,290

DEFERRED RENT	22,647	21,153
TOTAL LIABILITIES	5,995,532	4,279,419

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized, 25,526,808 and 25,081,444 shares issued and outstanding	25,526	25,081
Additional paid-in capital	8,156,382	6,206,496
Accumulated deficit	(10,509,180)	(7,051,207)
TOTAL STOCKHOLDERS’ DEFICIT	(2,327,272)	(819,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,668,260	$3,459,789

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$768,203	$291,048	$1,331,409	$501,350

COST OF REVENUES	193,048	203,598	366,637	397,701

GROSS MARGIN	575,155	87,450	964,772	103,649

OPERATING EXPENSES
Selling and marketing	175,933	188,826	325,123	468,836
General and administrative	1,175,814	817,833	1,775,709	1,192,130
Depreciation	267,787	177,675	522,318	322,522
Research and development	641,792	-	936,871	784
Total Operating Expenses	2,261,326	1,184,334	3,560,021	1,984,272

LOSS FROM OPERATIONS	(1,686,171)	(1,096,884)	(2,595,249)	(1,880,623)

INTEREST EXPENSE	526,646	73,057	862,724	115,300

NET LOSS	$(2,212,817)	$(1,169,941)	$(3,457,973)	$(1,995,923)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.06)	$(0.14)	$(0.10)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	25,476,751	20,778,043	25,313,318	19,571,441

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances at December 31, 2007	25,081,444	$25,081	$6,206,496	$(7,051,207)	$(819,630)

Warrants issued in connection with convertible debt	-	-	820,257	-	820,257

Common stock issued for purchased R&D	250,000	250	374,750		375,000

Common stock issued to settle debt	108,004	108	161,898		162,006

Common stock issued for services	87,360	87	125,087		127,174

Employee stock option compensation			467,894		467,894

Net loss				(3,457,973)	(3,457,973)

Balances at June 30, 2008	25,526,808	$25,526	$8,156,382	$(10,509,180)	$(2,327,272)

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(3,457,973)	$(1,995,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	522,318	388,440
Common stock issued for services	249,486	-
Amortization of deferred financing costs	118,309	12,357
Amortization of discount on convertible debt	347,942	11,142
Employee stock option expense	467,894	-
Common stock issued for purchase of R & D	375,000	-
Warrants issued for services	-	20,149
Changes in operating assets and liabilities:
Accounts receivable	(237,744)	(52,294)
Prepaid and other current assets	(64,699)	19,557
Accounts payable	71,149	884,672
Accrued expenses	416,141	7,750
Deferred rent	1,494	-
Net cash used by operating activities	(1,190,683)	(704,150)

INVESTING ACTIVITIES
Purchases of property and equipment	(471,728)	(1,036,060)
Investment in Cyclone Holdings, Inc.		(175,000)
Net cash used by investing activities	(471,728)	(1,211,060)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	2,044,637	1,108,550
Financing costs	(175,400)	(110,855)
Payments on capital lease obligations	(333,206)	(155,015)
Proceeds from capital lease obligations	18,833	329,460
Proceeds from note payable – related party	7,072	259,610
Payments on notes payable – related party	-	(284,174)
Payment on stock rescission		(105,000)
Proceeds from sales of common stock		748,179
Net cash provided by financing activities	1,561,936	1,790,755

NET DECREASE IN CASH	(100,475)	(124,455)

CASH
Beginning of year	241,333	188,670

End of year	$140,858	$64,215

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Digitiliti’s audited financial statements for the year ended December 31, 2007, and its registration statement on Form 10 filed with the Securities and Exchange Commission on May 13, 2008 (the “Registration Statement”) and amended on August 13, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements, included in Digitiliti’s Registration Statement, have been omitted.

The Company and Nature of Operations

Digitiliti, Inc. (the “Company” or “Digitiliti”) began operations in 2004 and provides secure online data storage solutions to companies in the United States and Canada. The Company is also developing software products to offer data storage solutions for Apple networks and to other small, medium and enterprise level markets.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, the Company partially adopted the provisions of SFAS 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS 157 beginning in 2009. We do not expect this adoption to have a material impact on our financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted this statement as of January 1, 2008. The adoption created no impact to our financial statements.

2.

Going Concern

The accompanying consolidated financial statements for the six months ended June 30, 2008, and 2007, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred a net loss of $3,457,973 for the six months ended June 30, 2008. In addition, we have an accumulated deficit of $10,509,180 and a working capital deficit of $3,272,574 as of June 30, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern.

We continue to be dependent on our ability to generate future revenues, positive cash flows and additional financing. Management acknowledges that its ability to continue executing its current business plan, even on a short-term basis, is dependent on its ability to obtain additional debt or equity financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt of equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company.

3.

Acquisition of Software

On March 13, 2008, Digitiliti executed a Technology Purchase Agreement (“TPA”) with StorageSwitch, LLC, a Colorado limited liability company (“StorageSwitch”), to acquire a commercially-proven technology software. This technology software compliments Digitiliti’s current business model and also provides a base layer that Digitiliti will build upon to develop enhanced storage service offerings.

In connection with the purchase, we made initial cash payment of $10,000 upon execution of the Letter of Intent in January 2008, and a cash payment of $200,000 on the date of closing. In addition, we will make a  $40,000 cash payment payable when the software is fully developed and in production. We also issued 250,000 shares of common stock in connection with the purchase, valued at $375,000 based upon the quoted market price of our stock on the date of the purchase. We will issue an additional 250,000 shares when the software is fully developed and in production. These shares will be valued based on the quoted market price of our stock on the date of issuance.

The software was not technologically feasible on the date of the acquisition. As a result, this transaction was accounted for as purchased research and development costs and was expensed as research and development expense in accordance with SFAS No. 2.

In conjunction with the execution of the TPA, Digitiliti and StorageSwitch also signed the following agreements; (1) a Non-Compete Agreement, (2) a Non-Disclosure Agreement, (3) a Statement of Work Agreement and (4) a Consulting Services Agreement. Under the Consulting Service Agreement, we will make the following payments to 2 principals of StorageSwitch: (1) semi-monthly cash payments of $6,250 (totaling $25,000 per month) and (2) the issuance of 12,480 shares of Digitiliti common stock (totaling 24,960 share of common stock per month). Stock issued under this arrangement is accounted for in accordance with EITF 96-18 and valued using the quoted market price of our common stock at the end of each month.

4.

Employee Stock Options, Warrants and Restricted Stock Awards and Equity

On March 15, 2008, we issued 108,004 shares of restricted stock, valued at $162,006 using the grant-date quoted stock price, in settlement of $37,694 of outstanding debt with a related party. The difference between the fair value of the stock and the outstanding debt was recorded as Compensation expense and is included under General and administrative expenses in our accompanying financial statements.

In April 2008, the Company amended and restated its Certificate of Incorporation to add a class of preferred stock with 10,000,000 shares authorized at a par value of $0.001 per share.  At June 30, 2008, no shares were issued or outstanding.

In April 2008, the Board of Directors approved a modification of the Company’s Stock Option Plan increasing the total number of shares from 4,000,000 shares of common stock to 9,000,000 shares reserved for issuance.

In April 2008, under the approved modification of the Company’s Stock Option Plan mentioned above, the Board of Directors approved the issuance of 3,900,000 stock options to new and existing employees and cancelled 525,000 options upon an employee’s termination. The additional 3,900,000 stock options have a weighted average exercise price of $0.38 per share. During the six months ended June 30, 2008, no options were exercised, and the Company recognized $467,894 of compensation expenses related to employee stock options.

The following table summarizes employee stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2007	3,441,000	$ 0.37	$ -

Granted	3,900,000	0.38
Exercised	-	-

Forfeited	(525,000)	0.35
Expired	-	-

Outstanding at June 30, 2008	6,816,000	$ 0.37	$ -	4.48

On June 30, 2008, we had $3,572,475 of unamortized employee stock option expense, which will be recognized through May 2011.  In addition, there were 2,499,405 options exercisable at June 30, 2008.

During six months ended June 30, 2008, the fair value of each employee stock option award was determined as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 113%; expected term of 3.29 years; risk-free interest rate of 2.9% and an expected dividend yield of 0.

The following table summarizes stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2007	3,536,148	$ 1.75	$ -

Granted	1,754,000	1.88
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at June 30, 2008	5,290,148	$ 1.80	$ -	3.83

During the six months ended June 30, 2008, the Company issued 250,000 shares of common stock in connection with the purchase of software and 87,360 shares of common stock for services provided in connection with the purchased software.

The software was classified as research and development and the cost was expensed on the date of purchase in accordance with SFAS No. 2. The cost of the software included the fair value of the common stock issued in connection with the purchase. The value of the stock was based on the quoted stock price on the date of the acquisition.

During six months ended June 30, 2008, the fair value of each warrant issued in connection with our convertible debt was determined as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 113%; expected term of 5.0 years; risk-free interest rate of 3.09% and an expected dividend yield of 0.

5.

Convertible Debt

During the six months ended June 30, 2008, we issued $1,754,000 in convertible debt, along with 877,000 warrants with an exercise price of $1.50 and 877,000 warrants with an exercise price of $2.25. During the six months ended June 30, 2008, we recorded $820,258 as a discount to the convertible debt related to the issuance of the warrants, which is being amortized using the effective interest rate over the term of the convertible debt. In addition, we incurred additional financing costs of $175,400, which was capitalized as deferred financing cost and is also being amortized using the effective interest method over the 18-month term of the convertible debt. During the six months ended June 30, 2008 and 2007, we recorded $118,309 and $12,357, respectively, of deferred financing cost amortization.

The following summarizes the financial presentation of our convertible debt at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Face value of convertible debt	$ 4,953,550	$ 3,199,550
Adjustments:
Discount for warrants issued	(2,080,670)	(1,260,412)
Amortization of debt discount	525,725	177,783
Convertible notes balance, net	$ 3,398,605	$ 2,116,921

6.

Supplementary Disclosures of Cash Flow Information

Additional cash flow information consisted of the following:

Three Months Ended June 30,	2008	2007
Cash paid for interest	$ 70,086	$ 5,676
Noncash financing and investing activities:
Conversion of debt to equity	37,694	-
Stock issued for Cyclone merger	-	525,000
Discount on convertible debt	820,257	81,687

7.

Subsequent Events

On August 7, 2008, our Board of Directors and one or our 12% convertible note holders waived the registration rights requirement of conversion and one $35,000 12% convertible note was converted to 70,000 shares at $0.50 per share, along with an additional 6,300 shares being issued for accrued interest of $3,150.

In July 2008, we issued $125,000 in convertible debt, along with 125,000 warrants with an exercise price of $1.50 and 125,000 warrants with an exercise price of $2.25.

In July 2008, the Company entered into a lease for computer equipment that is conditional upon the successful completion of a 45-day trial period, after which time the terms reflect a 36 month operating lease.

Item 2.  Management’s Discussions and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

We presently focus on providing a cost effective data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets.  This data protection solution is geared specifically to help organizations properly manage and protect their entire network from one centralized location, with offsite redundancy.  Our solution can backup and restore data on every machine in a network, including desktops, laptops, file and print servers.

We are dedicated to developing and delivering superior storage technologies and methodologies that will enable our customers to manage and protect massive data growth with ease.

We combine a powerful, agent-less backup software with our remote Fortress Storage Center to deliver to our customers a powerful and effective online-offsite data backup and restore solution.  We provide storage from a “utility based computing” philosophy, whereby customers pay only for the gigabytes of data they store in our Fortress Storage Center.

Our facilities allow us to provide offsite disaster recovery with an emphasis on intraday protection and restore for all our customers primary data centers and geographically dispersed offices or campus settings.  Our Fortress Storage Center is located in the base of the former Minneapolis Federal Reserve Bank.  It is a one of a kind facility that provides our web based on-demand backup/restore service (“digitiliti”) with all the benefits of direct fiber access to a “Level 5” data center.  The Fortress Storage Center has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking.  It also has battery generator back up power, temperature and humidity controls and fire suppression systems.

Our primary focus for fiscal 2008 is increasing the number of customers using our digitiliti services.  We will aggressively promote the benefits of secure, online data storage and highlight the discernible differences between digitiliti and other solutions available in the marketplace. We will expand our digitiliti product offering by developing leading edge software.  We will strive to become a technology leader in the data storage marketplace.  This will require us to refine our digitiliti products, our sales and marketing systems, our product packaging, our infrastructure scaling methods and revenue generation offerings.  We will focus on technology, pricing, product positioning and building solid partnerships with a goal of reducing our cost of goods sold percentage.

We will be seeking other distribution channels of our services, in addition to our in-house sales group.  We will be targeting resellers that have extensive data storage knowledge and expertise and an established customer base.  Our sales plan for 2008 focuses on establishing strong reseller and OEM and channel partnerships at the regional and national level that possess utility-oriented sales systems.  Regional and national level partners will become our sales force.  We will define and attack vertical markets specifically in the SMB/SME market. Our ability to provide outstanding training and support utilizing teleconferencing will allow us to develop a national distribution network without incurring significant support and travel costs.  We will also provide our sales partners with marketing and technical material to assist their sales efforts.  These marketing efforts will include development of brochures, testimonials, white papers, trade journal advertising and enhancements to our website, as well as attending a number of trade shows and speaking engagements, both locally and nationally, which will also assist in building the digitiliti brand.  Finally, our sales and technical staff will be available to assist with sales opportunities as appropriate.

As a result of our sales and marketing efforts, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; and as of July 31, 2008, to approximately 694 .

Operationally, we will be adding experienced technical personnel and expanding our vault system infrastructure to accommodate the expected growth in storage capacity required as new customers are added.

We will need to raise additional capital in order to execute our Plan of Operation.  We estimate the funds required through 2008 will be in the range of $5 million to $7 million and will be a combination of equity, bank debt and equipment leases.  The capital will cover the acquisition of computer hardware and software, as well as covering operating losses until we reach the breakeven point.

We may launch the marketing of our Mythos Storage Management Solutions or consider granting an exclusive license or negotiating an outright sale of this technology, depending upon our cash requirements.  In terms of Mythos development, a significant amount of servers, workstations, networking and storage hardware is required for testing and development.

Results of Operations

For the three month periods ended June 30, 2008, and 2007

Our sales for the June 30, 2008, quarter increased $477,155 to $768,203 compared to $291,048 for the quarter ended June 30, 2007.   The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center, combined with the growth in existing customer data. Consistent with this pattern of growth, our customer base grew from 243 as of June 30, 2007, to 694 as of June 30, 2008. The growth of customer contracts is a direct result of the heavy emphasis we have placed on marketing our digitiliti service.  Our efforts included attending industry tradeshows throughout the country, as well as revamping our website.  We also concentrated significant resources refining our product presentation, product positioning and pricing models.  Finally, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross margin reflects an increase of $487,705 with a gross margin of $575,155 through June 30, 2008, versus $87,450 through June 30, 2007. Factors contributing to this increase in our gross margin are our deliberate targeting of a larger profile customer, which resulted in (1) more efficient customer pricing; (2) a significant increase or growth in customer base; and (3) an increase in organic growth of our customer’s data.  In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets.  We have learned how to sell our digitiliti service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customer’s data growth in our Fortress Storage Center vault.

Research and development expenses increased from $0 to $641,792 during the quarterly periods ended June 30, 2007, and 2008, respectively.  This significant increase reflects our efforts in new product development as we learn from the successes of our digitiliti service.  We are also in the process of developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $175,933 from $188,826 for the quarterly periods ended June 30, 2008, and 2007, respectively, reflecting a decrease of $12,893.  This decrease principally reflects our success in learning to market our digitiliti service to resellers who have the requisite expertise to produce immediate results.  Again, we have not only learned to market our digitiliti service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses increased by $357,981 to $1,175,814 compared to $817,833 during the quarterly periods ended June 30, 2008, and 2007, respectively.  This increase is attributable to consulting fees, stock-based compensation, legal and accounting expense associated with completing the ”reverse” merger between us and Storage

Elements, Inc., a Minnesota corporation (“Storage”), upgrading the financial information in preparation for Securities and Exchange Commission anticipated filings and the issuance of convertible debt with associated warrants.

Interest expense during the quarter ended June 30, 2008, increased by $453,589 to $526,646, compared to $73,057 for the quarter ended June 30, 2007.  The increase reflects interest expense associated with the convertible debt issued during the quarter ended June 30, 2007, versus interest expense associated with convertible debt issued during the quarter ended June 30, 2008, along with the related amortization of the deferred financing costs and discount of the associated warrants.

For the six month periods ended June 30, 2008, and 2007

Our sales through June 30, 2008, increased $829,879 to $1,331,409 compared to $501,530 compared to sales through the six months ended June 30, 2007. The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center, combined with the growth in existing customer data. Consistent with the pattern of growth as detailed above, our customer base grew from 243 as of June 30, 2007, to 694 as of June 30, 2008. The growth of customer contracts is a direct result of the heavy emphasis we placed on marketing our digitiliti service.  Our efforts included attending industry tradeshows throughout the country as well as revamping our website.  We also concentrated significant resources refining our product presentation, product positioning and pricing models.  Finally, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross margin reflects an increase of $861,123 with a gross margin of $964,772 through June 30, 2008, versus 103,649 through June 30, 2007. Factors contributing to this increase in our gross margin are our deliberate targeting of a larger profile customer, which resulted in (1) more efficient customer pricing; (2) a significant increase or growth in customer base; and (3) an increase in organic growth of our customer’s data.  In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets.  We have learned how to sell our digitiliti service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customer’s data growth in our Fortress Storage Center vault.

Research and development expenses increased from $784 to $936,871 during the six months ended June 30, 2007, and 2008, respectively.  This significant increase reflects our efforts in new product development as we learn from the successes of our digitiliti service and our current process of developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $325,123 from $468,836 for the six months ended June 30, 2008, and 2007, respectively, reflecting a decrease of $143,713.  This decrease principally reflects our success in learning to market our digitiliti service to resellers who have the requisite expertise to produce immediate results.  Again, we have not only learned to market our digitiliti service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses increased by $583,580 to $1,775,709 compared to $1,192,129 during the six months ended June 30, 2008, and 2007, respectively.  This increase is attributable to consulting fees, stock-based compensation, legal and accounting expense associated with completing the Storage Merger, upgrading the financial information in preparation for Securities and Exchange Commission anticipated filings and the issuance of convertible debt with associated warrants.

Interest expense during the six months ended June 30, 2008, increased by $747,424to $862,724, compared to $115,300 for the six months ended June 30, 2007.  The increase reflects interest expense associated with the convertible debt issued during the six months ended June 30, 2007, versus interest expense associated with convertible debt issued during the six months ended June 30, 2008, along with the related amortization of the deferred financing costs and discount of the associated warrants.

Liquidity

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we need to continue expanding our capacity of the Fortress Storage Center by investing in property and equipment and software licenses. During the year ended December 31, 2007, we received proceeds of $3,149,550 and $755,393, respectively, from the issuance of convertible debt securities and the sale of common stock.

For the six month periods ended June 30, 2008, and 2007

During the six months ended June 30, 2008, we received proceeds of $2,044,636 from a note payable and the issuance of convertible debt securities, which funded our cash used in operations of $1,190,683 and investments in property and equipment.

Net cash used by operating activities during the first six months of 2008 was $1,190,683 compared to $704,150 during the second quarter of 2007.  Net cash used by operating activities during the six months ended June, 30 2008 was primarily impacted by:

•

Net loss of ($3,457,973).

•

Depreciation and amortization of $522,318.

•

Amortization of discount on convertible debt issued of $347,942.

•

Increase in accounts receivable of $237,744.

•

Increase in accounts payable and accrued expenses of $487,290.

Net cash used by operating activities during the six months ended June, 30 2007 was primarily impacted by:

•

Net loss of ($1,995,923).

•

Depreciation and amortization of $388,440.

•

Increase in other current assets of $19,557.

•

Increase in trade accounts payable and accrued expenses of $892,422.

Net cash used by investing activities during the first six months of 2008 was $471,728, primarily related to the purchase of software licenses totaling $371,050 and equipment of $100,678.  Net cash used by investing activities during the first six months of 2007 was $1,211,060 and was comprised of $1,036,060 for equipment and software license purchases and $175,000 for investment in Cyclone Holdings, Inc.

Net cash provided by financing activities during the first six months of 2008 was $1,561,936 primarily comprised of $1,754,000 from the issuance of convertible debt and $290,637 from a note payable.  Offsetting these items were $175,400 in payments of financing costs and $333,206 in principal payments on capital leases.  Net cash provided by financing activities during the first six months of 2007 was $1,790,755, primarily comprised of $748,179 from the sale of common stock, $1,108,550 from the sale of convertible securities and $329,460 in proceeds from equipment financing.  Offsetting these items were $155,015 in principal payments on capital leases, $110,855 in payments of financing costs.

At June 30, 2008, our cash balance was $140,858 compared to $64,215 at June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

Item 4T.  Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2007, and the quarterly periods ended June 30, 2008, and March 31, 2008.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Accordingly, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the date of this Quarterly Report.  Based on such evaluation of the above referenced periods, due to the material weaknesses in our internal controls over financial reporting further described below, our Chief Financial Officer concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules, regulations and forms.

For the periods referenced above, management’s assessment identified material deficiencies in our internal control over financial reporting.   These deficiencies include lack of segregation of duties, lack of adequate documentation of our system of internal control, deficiencies in our information technology systems, limited capability to interpret and apply United States generally accepted accounting principles and lack of formal accounting policies and procedures and related documentation.

Management’s efforts to resolve these internal control weaknesses started with the hiring of a full-time Controller on October 1, 2007.  In April 2008, our Board of Directors approved this person’s promotion to Chief Financial Officer. Beginning in October 2007, management prepared a written review of every facet of our information processing system, like cash disbursements, sales and billing, cash receipts and other procedures.   We continue to evaluate and address these weaknesses to ensure adherence to written policy, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls.

It is management’s intent to correct all identified material deficiencies in our internal controls as reported in previous periods.  Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified.  Management has determined that these significant deficiencies, in the aggregate, constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2007, and for the quarterly period ended June 30, 2008.  We continue to address and evaluate these issues.

Our former auditors have advised us of certain other material weaknesses and significant deficiencies in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2007, and 2006, including, in summary: (i) lack of accounting expertise, with recommended additional training for our CFO; (ii) issues regarding reimbursement of unsubstantiated expenses; (iii)  segregation of duties of accounting functions among various personnel; (iv) segregation of cash distribution responsibilities; (v) establishment of initial control over cash receipts; (vi) material weaknesses on preparation of our consolidated financial statements; and  (vii) the establishment of an audit committee.  We are also addressing these concerns.

Our current costs to remediate our material weaknesses in internal controls include the increase in salary of a full-time CFO at an annual cost of approximately $50,000 more than our former part-time chief accounting officer, together with substantial time and expense of other employees involved in addressing these issues.  Future costs will include fees and costs associated with attendance at seminars and other programs by our CFO and certain employees relative to recognizing and resolving these types of issues.

Changes in internal control over financial reporting

Except as indicated in the preceding paragraph about management’s evaluation of disclosure controls and procedures, our management, with the participation of our chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A.  Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, the we issued 250,000 shares of common stock in connection with the purchase of software and 87,360 shares of common stock for services provided in connection with the purchased software.

During the three months ended June 30, 2008, we issued $945,500 in convertible debt, along with 472,750 warrants with an exercise price of $1.50 and 472,750 warrants with an exercise price of $2.25.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Effective April 17, 2008, our Board of Directors and certain stockholders owning a majority (12,705,013 shares of 50.65%) of our outstanding voting securities (the “Majority Stockholders”) adopted, ratified and approved the following:

1.  Changed the name of the Company’s employee stock option plan to “Digitiliti, Inc. Stock Option Plan” (the “Stock Option Plan”) and increased the number of shares subject to options or stock purchase rights under the Stock Option Plan from 4,000,000 shares to 9,000,000 shares;

2.  Granted 3,900,000 stock option grants under the Stock Option Plan to various employees and officers and/or directors of the Company;

3.   Amended and restated the Company’s Certificate of Incorporation to add a class of preferred stock with 10,000,000 shares authorized at a par value of $0.001 per share, incorporate the original Certificate of Incorporation of Cyclone Holdings, Inc. and each of its amendments, and to add amendments to allow the Board of Directors, without stockholder approval, to (i) adopt, amend or repeal the Bylaws of the company, (ii) change the name of the Company under certain circumstances, and (iii) effect recapitalizations of the Company in the form or forward and reverse splits that do not require an amendment to the Company’s Certificate of Incorporation;

4.  Adopted new Bylaws;

5.  Elected and reconfirmed and/or realigned the Board of Directors and officers of the Company as follows:

Board of Directors: Brad Wenzel, Chairman of the Board; Larry D. Ingwersen; Mark Savage; Laura Wenzel; Pamela J. Miner; and Jonathan S. Miner.

Officers: Brad Wenzel, Chairman of the Board; Larry D. Ingwersen, President and CEO; Laura Wenzel, Vice President and Secretary; Roderick D. Johnson, COO; and William McDonald, CFO and Treasurer

6. Approved the filing of our Form 10 Registration Statement.

Item 5. Other Information.

On August 7, 2008, our Board of Directors and one or our 12% convertible note holders waived the registration rights requirement of conversion and one $35,000 12% convertible note was converted to 70,000 shares at $0.50 per share, along with an additional 6,300 shares being issued for accrued interest of $3,150.

In July 2008, we issued $125,000 in convertible debt, along with 125,000 warrants with an exercise price of $1.50 and 125,000 warrants with an exercise price of $2.25.

In July 2008, the Company entered into a lease for computer equipment that is conditional upon the successful completion of a 45-day trial period, after which time the terms reflect a 36 month operating lease.

Item 6. Exhibits.

Exhibit No.                         Identification of Exhibit

3.1	Initial Certificate of Incorporation filed March 31, 2006.	Exhibit to our Form 10
3.2	Bylaws.	Exhibit to our Form 10
3.3	Certificate of Amendment regarding the name change to “digitiliti, inc.” and the Recapitalization.	Exhibit to our Form 10
3.4	Certificate Correction regarding the name change to “Digitiliti, Inc.”	Exhibit to our Form 10
3.5	Amended and Restated Certificate of Incorporation filed May 13, 2008.	Exhibit to our Form 10
10.1	Stock Purchase Agreement between Storage and our former principal shareholders under which Storage acquired a controlling interest in us.	Exhibit to our Form 10
10.2	Agreement and Plan of Merger between us, Themescapes and Bulldog under which we became a holding company.	Exhibit to our Form 10
10.3	Agreement and Plan of Merger, as amended, between us, Cyclone Acquisition and Storage under which Storage became our wholly-owned subsidiary.	Exhibit to our Form 10
10.4	XO Communications Contract.	Exhibit to our Form 10
10.5	FRM Associates Lease, as amended.	Exhibit to our Form 10
10.6	EBC Minneapolis, Inc. Sublease Agreement.	Exhibit to our Form 10
10.7	Upper Corner Venture, LLC Lease Agreement.	Exhibit to our Form 10
10.8	M2 Consulting Agreement of May 2006, with Addendums.	Exhibit to our Form 10
10.9	M2 Consulting Agreement of April 2007.	Exhibit to our Form 10
10.10	5X Partners Corporate Development Services Agreement with Addendums.	Exhibit to our Form 10
10.11	StorageSwitch Consulting Services Agreement.	Exhibit to our Form 10
10.12	StorageSwitch Non-Compete Agreement.	Exhibit to our Form 10
10.13	StorageSwitch Technology Purchase Agreement.	Exhibit to our Form 10
10.14	Vision to Practice, Inc. Development Services Agreement.	Exhibit to our Form 10
10.15	Form of 12% Convertible Note.	Exhibit to our Form 10/A-2
10.16	Form of A Warrant for 12% Convertible Note Offering.	Exhibit to our Form 10/A-2
10.17	Form of B Warrant for 12% Convertible Note Offering.	Exhibit to our Form 10/A-2
10.18	Letter Agreement with M2 of June, 2008.	Exhibit to our Form 10/A-2
16.1	Letter of Auditors regarding termination.	Exhibit to our Form 10/A-2
21	Subsidiaries.	Exhibit to our Form 10
31.1	302 Certification of CEO, Larry D. Ingwersen
31.2	302 Certification of CFO, William McDonald
32	906 Certification
99.1	Digitiliti, Inc. Stock Option Plan.	Exhibit to our Form 10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.

Date:	August 18, 2008	By:	/s/Larry D. Ingwersen
Larry D. Ingwersen, President, CEO and Director

Date:	August 18, 2008	By:	/s/William McDonald
William McDonald, CFO/Treasurer