Form 10-Q
period 2008-09-30
Digitiliti Inc
filed 2008-11-20
CIK 1411658

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [ ] No [X]

As of November 7, 2008, the Registrant had 25,527,664 shares of common stock issued and outstanding.

PART I

Table of Contents

PART I

Item 1.

Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Item 1. Financial Statements

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2008	December 31, 2007

CURRENT ASSETS
Cash	$15,739	$241,333
Accounts receivable, net of allowance of $35,612 and $26,990	660,443	292,542
Prepaid and other current assets	121,141	95,527

TOTAL CURRENT ASSETS	797,323	629,402

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,261,972 and $707,508	1,076,291	1,433,482
SOFTWARE LICENSE, net of accumulated amortization of $480,096 and $233,111	1,308,454	1,153,999
DEFERRED FINANCING COSTS, net of accumulated amortization of $293,584 and $77,049	271,108	242,906
Other assets	6,322	-

TOTAL ASSETS	$3,459,498	$3,459,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$210,073	$92,000
Accrued expenses	1,075,218	377,308
Current maturities of note payable and other short-term debt	419,709	45,906
Current maturities of capital lease obligations	373,442	687,159
Current maturities of notes payable – related parties	316,728	301,716
Current maturities of convertible debt	2,558,869	1,062,631

TOTAL CURRENT LIABILITIES	4,954,039	2,566,720

NOTE PAYABLE, net of current maturities	292,860	439,094

CAPITAL LEASE OBLIGATIONS, net of current maturities	97,263	198,162

CONVERTIBLE DEBT, net of unamortized discount of $1,554,945 and $1,082,629	1,408,580	1,054,290

DEFERRED RENT	20,389	21,153
TOTAL LIABILITIES	6,773,131	4,279,419

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 25,735,508 and 25,081,444 shares issued and outstanding	25,735	25,081
Additional paid-in capital	9,174,880	6,206,496
Accumulated deficit	(12,514,248)	(7,051,207)
TOTAL STOCKHOLDERS’ DEFICIT	(3,313,633)	(819,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,459,498	$3,459,789

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$880,549	$369,209	$2,211,958	$870,559

COST OF REVENUES	242,612	262,219	609,249	725,510

GROSS MARGIN	637,937	106,990	1,602,709	145,049

OPERATING EXPENSES
Selling and marketing	195,692	152,081	520,815	620,918
General and administrative	1,122,346	841,085	2,898,055	1,864,142
Depreciation and amortization	279,131	138,779	801,449	564,782
Research and development	402,542	24,000	1,339,413	24,784
Total Operating Expenses	1,999,711	1,155,945	5,559,732	3,074,626

LOSS FROM OPERATIONS	(1,361,774)	(1,048,955)	(3,957,023)	(2,929,577)

INTEREST EXPENSE	643,294	168,203	1,506,018	283,506

NET LOSS	$(2,005,068)	$(1,217,158)	$(5,463,041)	$(3,213,083)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.06)	$(0.22)	$(0.15)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	25,701,388	21,286,026	25,386,626	20,842,521

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(5,463,041)	$(3,213,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	801,449	564,782
Common stock issued for services	568,149	525,000
Amortization of deferred financing costs	201,848	39,688
Amortization of discount on convertible debt	675,520	78,673
Employee stock option expense	910,402	336,989
Common stock issued for purchase of R & D	375,000	-
Warrants issued for services	-	67,872
Changes in operating assets and liabilities:
Accounts receivable	(367,900)	(124,715)
Prepaid and other current assets	(31,935)	44,502
Accounts payable	155,766	150,528
Accrued expenses	697,909	92,986
Deferred rent	(764)	5,053
Net cash used by operating activities	(1,477,597)	(1,431,658)

INVESTING ACTIVITIES
Purchases of property and equipment	(480,318)	(783,116)
Investment in Cyclone Holdings, Inc.	-	(175,000)
Net cash used by investing activities	(480,318)	(958,116)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	2,480,370	2,298,550
Financing costs	(230,050)	(229,855)
Payments on capital lease obligations	(533,011)	(296,488)
Proceeds from note payable – related party	25,012	-
Payments on notes payable – related party	(10,000)	(40,598)
Payment on stock rescission	-	(105,000)
Proceeds from sales of common stock	-	755,393
Net cash provided by financing activities	1,732,321	2,382,002

NET DECREASE IN CASH	(225,594)	(7,772)

CASH
Beginning of year	241,333	188,670

End of year	$15,739	$180,898

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances at December 31, 2007	25,081,444	$25,081	$6,206,496	$(7,051,207)	$(819,630)

Warrants issued in connection with convertible debt	-	-	1,077,793	-	1,077,793

Common stock issued for purchased R&D	250,000	250	374,750		375,000

Common stock issued to settle debt	108,004	108	161,898		162,006

Common stock issued for services	219,760	219	405,467		405,686

Common stock issued for conversion of convertible debt	76,300	76	38,074		38,150

Employee stock option compensation			910,402		910,402

Net loss				(5,463,041)	(5,463,041)

Balances at September 30, 2008	25,735,508	$25,734	$9,174,880	$(12,514,248)	$(3,313,634)

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Digitiliti, Inc. (the “Company,” or “Digitiliti,” and “we,” “our” or “us” and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Digitiliti’s audited financial statements for the year ended December 31, 2007, and its registration statement on Form 10 filed with the Securities and Exchange Commission on May 13, 2008 (the “Registration Statement”) and amended on August 13, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements, included in Digitiliti’s Registration Statement, have been omitted.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company and Nature of Operations

Digitiliti began operations in 2004 and provides secure online data storage solutions to companies in the United States and Canada. The Company is also developing software products to offer data storage solutions for Apple networks and to other small, medium and enterprise level markets.

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

2.

Going Concern

The accompanying condensed consolidated financial statements for the nine months ended September 30, 2008, and 2007, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred a net loss of $5,463,041 for the nine months ended September 30, 2008. In addition, we have an accumulated deficit of $12,514,248 and a working capital deficit of $4,156,716 as of September 30, 2008. Further, $2,558,869 of our convertible debt is due within the next 12 months. These conditions raise substantial doubt as to our ability to continue as a going concern.

We continue to be dependent on our ability to generate future revenues, positive cash flows and additional financing.

DIGITILITI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the execution of the TPA, Digitiliti and StorageSwitch also signed the following agreements; (1) a Non-Compete Agreement, (2) a Non-Disclosure Agreement, (3) a Statement of Work Agreement and (4) a Consulting Services Agreement. Under the Consulting Service Agreement, up through August 1, 2008, we will make the following payments to two principals of StorageSwitch: (1) semi-monthly cash payments of $6,250 (totaling $25,000 per month) and (2) the issuance of 12,480 shares of Digitiliti common stock (totaling 24,960 share of common stock per month). Stock issued under this arrangement is accounted for in accordance with EITF 96-18 and valued using the quoted market price of our common stock at the end of each month.

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

In April 2008, under the approved modification of the Company’s Stock Option Plan mentioned above, the Board of Directors approved the issuance of 3,900,000 stock options to new and existing employees and cancelled 525,000 options upon an employee’s termination. The additional 3,900,000 stock options have a weighted average exercise price of $0.38 per share. During the nine months ended September 30, 2008, no options were exercised, and the Company recognized $464,268 of compensation expenses related to employee stock options.

The following table summarizes employee stock options issued and outstanding:

	Options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2007	3,441,000	$ 0.37	$ -

Granted	3,900,000	0.38
Exercised	-	-
Forfeited	(735,500)	0.35
Expired	-	-

Outstanding at September 30, 2008	6,605,500	$ 0.37	$ -	4.48

DIGITILITI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2008, we had $2,781,654 of unamortized employee stock option expense, which will be recognized through May 2011.

The following table summarizes stock warrants issued and outstanding:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life (years)

Outstanding at December 31, 2007	3,536,148	$ 1.75	$ -

Granted	2,300,450	1.88
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at September 30, 2008	5,836,598	$ 1.80	$ -	3.88

During the nine months ended September 30, 2008, the Company issued 250,000 shares of common stock in connection with the purchase of software and 149,760 shares of common stock for services provided in connection with the purchased software.

The software was classified as research and development and the cost was expensed on the date of purchase in accordance with SFAS No. 2. The cost of the software included the fair value of the common stock issued in connection with the purchase. The value of the stock was based on the quoted stock price on the date of the acquisition.

5.

Convertible Debt

During the nine months ended September 30, 2008, we issued $2,300,450 in convertible debt, together with 1,150,225  warrants with an exercise price of $1.50 and 1,150,225 warrants with an exercise price of $2.25. During the nine months ended September 30, 2008, we recorded $1,077,794 as a discount to the convertible debt related to the issuance of the warrants, which is being amortized using the effective interest rate over the term of the convertible debt. In addition, we incurred additional financing costs of $230,050, which was capitalized as deferred financing cost and is also being amortized using the effective interest method over the 18-month term of the convertible debt. During the nine months ended September 30, 2008, and 2007, we recorded $201,848 and $39,688, respectively, of deferred financing cost amortization.

The following summarizes the financial presentation of our convertible debt at September 30, 2008, and December 31, 2007:

	September 30, 2008	December 31, 2007
Face value of convertible debt	5,465,000	$ 3,199,550
Adjustments:
Discount for warrants issued	(2,338,206)	(1,260,412)
Amortization of debt discount	852,341	177,783
Conversion of debt, net of discount	(11,686)
Convertible notes balance, net	3,967,449	$ 2,116,921

DIGITILITI, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.

Supplementary Disclosures of Cash Flow Information

Additional cash flow information consisted of the following:

Nine Months Ended September 30 ,	2008	2007
Cash paid for interest	$ 70,086	$ 5,676
Cash paid for taxes	-	-
Noncash financing and investing activities:
Conversion of debt to equity	$ 38,150	$ -
Stock issued for Cyclone merger	-	525,000
Discount on convertible debt	1,077,793	81,687

7.

Subsequent Events

On October 13, 2008, we completed our $5,500,000 Second Bridge Loan Offering.

On October 13, 2008, the Board of Directors approved the offer and sale of a $250,000 Convertible Note. The proceeds of this note will be used to supplement new product development cost and working capital. To facilitate the offering, Jonathon S. Miner, a director of the Company, guaranteed the repayment of this convertible note. In return,  Mr.  Miner received 100,000 warrants exercisable at $.50 per share. The term of the warrants is five years.

On October 13, 2008, the Board of Directors accepted the resignation of Larry D. Ingwersen as director and Chief Executive Officer/President of the Company, along with the resignation of Roderick D. Johnson as Chief Operating Officer. Subsequently, the Board approved the termination of the Consulting Services Agreement between 5X Partners and the Company. Of the aggregate total of 2,850,000 stock options granted Messrs. Ingwerson and Johnson, at the time of their resignations, each party had 356,250 vested stock options, respectively. Mr. Ingwerson and Mr, Johnson forfeited the remaining 2,137,500 unvested stock options on termination of the Consulting Services Agreement, and the forfeited stock options will be returned to the Stock Option Plan for reissuance by the Board thereunder.

At this meeting, the Board approved the election of Daniel J. Herbeck as Chief Executive Officer/President, as well as Director of the Company.

In addition, the Board accepted the resignation of Laura Wenzel as a Board member of the Company and approved the elections of Roy A. Bauer and Benno G. Sand as Board members of the Company.

During October of 2008, two employees left the Company prior to full vesting of their respective stock options. Under the terms of the Company’s Stock Option Plan, their unvested stock options totaling 183,065 will be forfeited and returned to the Stock Option Plan for reissuance by the Board thereunder.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our current business focuses on providing a cost effective data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets.  This data protection solution is geared specifically to help organizations properly manage and protect their entire network from one centralized location, with offsite redundancy.  Our solution can backup and restore data on every machine in a network, including desktops, laptops, file and print servers.

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

We have invested significant resources in 2008 to expand our digitiliti product offering by developing a new generation of  leading edge software.  Our new product, Pyramid, represents a significant step toward our goal to become a technology leader in the data information management marketplace.  The Pyramid product is entering beta testing in Q4 with a product launch targeted for the first part of next year.  This represents a delay in product release originally anticipated for Q3, 2008, due to changes in the scope of work on this product that were not anticipated and a delay in the funding required to complete development.  The process of refining our digitiliti products, our sales and marketing systems, our product packaging, our infrastructure scaling methods and revenue generation offerings are well underway.  We will focus on product positioning and building solid partnerships with a goal of increasing market share as well as reducing our cost of goods sold.

As a result of our sales and marketing efforts in our existing product, Pharoah, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; and as of November 7, 2008, to approximately 722. Correspondingly, our annual sales have increased from $402,638 in 2006, to $1,329,386 in 2007 and now are now estimated to surpass $3,000,000 by 2008 year end.  This reflects an average monthly revenue exceeding $300,000. Despite the significantly improved cash flows provided by the increased sales, the Company is experiencing and anticipates cash flow shortages resulting from new product development, product launch and potential convertible debt repayment needs.

The Company has been aggressively taking steps to reduce overall operating costs as we conserve cash.  We have reduced personnel costs by 35% and gained additional efficiencies in product delivery resulting in a 10% reduction in our costs of goods sold.   Further, we have reduced our contract development staff thereby reducing development expenditures by an additional 40% per month.  This will not significantly impact the introduction of the Pyramid product in 2009.  We continue to seek additional opportunities for operating cost reductions, while managing new product introduction timelines.

In addition, we are evaluating other opportunities to raise additional capital by pursuing strategic alternatives including, but not limited to: equity, debt, asset sales and lease restructure. To facilitate a 2009 roll-out of our new Pyramid product, we estimate funds required in the range between $3 million and $5 million.  As a result of our cost containment initiatives, this reflects a $2 million reduction in funds required to roll-out the new product and support 2009 operations.

Our increase in customer count and overall sales have been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007. These convertible notes reflected a $0.50 per share conversion rate upon expiration of an 18-month maturity date, currently resulting in principal and accrued interest as detailed below:

Periods	Total convertible notes issued	Total accrued interest on convertible notes	Total accrued interest and convertible notes	Due date for accrued interest and convertible notes for Qtr. Ended

Q1 2007	$ 401,050	$ 80,298	$ 481,346	September 2008
Q2 2007	707,500	123,384	830,884	December 2008
Q3 2007	1,165,000	170,165	1,335,165	March 2009
Q4 2007	926,000	114,977	1,040,977	June 2009
Q1 2008	808,500	66,598	872,098	September 2009
Q2 2008	945,500	54,651	1,000,151	December 2009
Q3 2008	546,450	15,924	562,374	March 2010

Total

At this time, we are implementing an action plan of approaching our convertible note holders to request a restructuring of this debt through an extension of the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes.  Although there is no guarantee that our note holders will agree to either of these two options, recent communications with a number of convertible note holders has indicated an overall willingness by some note holders to extend or convert their convertible note.  However, if we are unable to restructure this debt, we may not be able to pay the convertible notes that are due and become due, with accrued interest. This would have a substantial adverse impact on our ability to continue our business operations.

We are also working on positioning “Mythos,” an internally developed storage solution for the MAC Market.  Mythos has not been brought to market.  We are considering several options for Mythos, including but not limited to outright sale of the software or exclusive licensing.

Results of Operations

For the three month periods ended September 30, 2008, and 2007

Our sales for the September 30, 2008, quarter increased $511,340 to $880,549 compared to $369,209 for the quarter ended September 30, 2007. The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center, combined with the growth in existing customer data. Consistent with this pattern of growth, our customer base grew from 243 as of September 30, 2007 to 720 as of September 30, 2008. The growth of customer contracts is a direct result of the heavy emphasis we have placed on marketing our digitiliti service. Our efforts included attending industry tradeshows throughout the country, as well as revamping our website. We also concentrated significant resources refining our product presentation, product positioning and pricing models. Finally, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross margin reflects an increase of $530,947 with a gross margin of $637,937 through September 30, 2008, versus $106,990 through September 30, 2007. Factors contributing to this increase in our gross margin are our deliberate targeting of a larger profile customer, which resulted in (1) more efficient customer pricing; (2) a significant increase or growth in customer base; and (3) an increase in organic growth of our customer’s data. In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets. We have learned how to sell our Digitiliti service to this larger profile customer, who has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customer’s data growth in our Fortress Storage Center vault.

Research and development expenses increased from $24,000 to $402,542 during the quarterly periods ended September 30, 2007, and 2008, respectively. This significant increase reflects our efforts in new product development as we learn from the successes of our digitiliti service. We are also in the process of developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses increased to $195,692 from $152,081 for the quarterly periods ended September 30, 2008, and 2007, respectively, reflecting an increase of $43,611. This decrease principally reflects our success in learning to market our digitiliti service to resellers who have the requisite expertise to produce immediate results. Again, we have not only learned to market our digitiliti service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses increased by $281,261 to $1,122,346 compared to $841,085 during the quarterly periods ended September 30, 2008, and 2007, respectively. This increase is attributable to consulting fees, stock-based compensation, legal and accounting expense associated with completing the ”reverse” merger between us and Storage Elements, Inc., a Minnesota corporation (“Storage” and the “Storage Merger”), upgrading the financial information in preparation for Securities and Exchange Commission anticipated filings and the issuance of convertible debt with associated warrants.

Interest expense during the quarter ended September 30, 2008, increased by $475,091 to $643,294, compared to $168,203 for the quarter ended September 30, 2007. The increase reflects interest expense associated with the convertible debt issued during the quarter ended September 30, 2007, versus interest expense associated with convertible debt issued during the quarter ended September 30, 2008, along with the related amortization of the deferred financing costs and discount of the associated warrants.

For the nine month periods ended September 30, 2008, and 2007

Our sales through September 30, 2008, increased $1,341,399 to $2,211,958 compared to $870,559 through the nine months ended September 30, 2007. The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center, combined with the growth in existing customer data. Consistent with the pattern of growth as detailed above, our customer base grew from 243 as of September 30, 2007, to 720 as of September 30, 2008. The growth of customer contracts is a direct result of the heavy emphasis we placed on marketing our digitiliti service. Our efforts included attending industry tradeshows throughout the country as well as revamping our website. We also concentrated significant resources refining our product presentation, product positioning and pricing models. Finally, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross margin reflects an increase of $1,457,660 with a gross margin of $1,602,709 through September 30, 2008, versus 145,049 through September 30, 2007. Factors contributing to this increase in our gross margin are outlined above under the discussion of our Results of Operations for the three months ended September 30, 2008, and 2007.

Research and development expenses increased from $24,784 to $1,339,413 during the nine months ended September 30, 2007, and 2008, respectively. This significant increase reflects our efforts in new product development as we learn from the successes of our digitiliti service and our current process of developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $520,815 from $620,918 for the nine months ended September 30, 2008, and 2007, respectively, reflecting a decrease of $100,103. This decrease principally reflects our success in learning to market our digitiliti service to resellers who have the requisite expertise to produce immediate results. Again, we have not only learned to market our digitiliti service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses increased by $1,033,913 to $2,898,055 compared to $1,864,142 during the nine months ended September 30, 2008, and 2007, respectively. This increase is attributable to consulting fees, stock-based compensation, legal and accounting expense associated with completing the Storage Merger, upgrading the financial information in preparation for Securities and Exchange Commission anticipated filings and the issuance of convertible debt with associated warrants.

Interest expense during the nine months ended September 30, 2008, increased by $1,222,512 to $1,506,018, compared to $283,506 for the nine months ended September 30, 2007. The increase reflects interest expense associated with the convertible debt issued during the six months ended September 30, 2007, versus interest expense associated with convertible debt issued during the nine months ended September 30, 2008, together with the related amortization of the deferred financing costs and discount of the associated warrants.

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

For the nine month periods ended September 30, 2008, and 2007

During the nine months ended September 30, 2008, we received proceeds of $2,505,382 from a note payable and the issuance of convertible debt securities, which funded our cash used in operations of $1,477,597 and investments in property and equipment.

Net cash used by operating activities during the first nine months of 2008 was $1,477,597 compared to $1,431,658 during the third quarter of 2007. Net cash used by operating activities during the nine months ended September, 30 2008, was primarily impacted by:

•

Net loss of ($5,463,041).

•

Depreciation and amortization of $801,449.

•

Amortization of discount on convertible debt issued of $675,520.

•

Increase in accounts receivable of $367,900.

•

Increase in accounts payable and accrued expenses of $910,402.

Net cash used by operating activities during the nine months ended September, 30 2007, was primarily impacted by:

•

Net loss of ($3,213,016).

•

Depreciation and amortization of $564,782.

•

Increase in trade accounts payable and accrued expenses of $243,514.

Net cash used by investing activities during the first nine months of 2008 was $480,318, primarily related to the purchase of software licenses totaling $78,868 and equipment of $401,450. Net cash used by investing activities during the first nine months of 2007 was $958,116 and was comprised of $783,116 for equipment and software license purchases and $175,000 for investment in Cyclone Holdings, Inc. (now the “Registrant”), which was acquired by Storage to complete the Storage Merger.

Net cash provided by financing activities during the first nine months of 2008 was $1,732,321 primarily comprised of $2,480,370 from the issuance of convertible debt and from a note payable. Offsetting these items were $230,050 in payments of financing costs and $533,011 in principal payments on capital leases. Net cash provided by financing activities during the first nine months of 2007 was $2,382,002, primarily comprised of $755,393 from the sale of common stock, $2,298,550 from the sale of convertible securities and $329,460. Offsetting these items were $296,488 in principal payments on capital leases, $229,855 in payments of financing costs.

At September 30, 2008, our cash balance was $15,739 compared to $180,898 at June 30, 2007.

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

Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2007, and 2006, and the quarterly periods ended September 30, June 30, 2008, and March 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

It is management’s intent to correct all identified material deficiencies in our internal controls as reported in previous periods. Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management has determined that these significant deficiencies, in the aggregate, constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2007, and 2006, and for the quarterly period ended September 30, 2008. We continue to address and evaluate these issues.

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

Our current costs to remediate our material weaknesses in internal controls include the increase in salary of a full-time CFO at an annual cost of approximately $4 0,000 more than our former part-time chief accounting officer, together with substantial time and expense of other employees involved in addressing these issues. Future costs will include fees and costs associated with attendance at seminars and other programs by our CFO and certain employees relative to recognizing and resolving these types of issues.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 1A. Risk Factors.

Not required; however, various risk factors about us and our business prospects and products is contained in Item 1A of our Form 10 Registration Statement that was filed with the Securities and Exchange Commission on or about August 13, 2008, all of which are still applicable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008, we issued 62,400 shares of our common stock for services provided in connection with the purchased software.

During the three months ended September 30, 2008, we issued 70,000 shares of common stock for services provided in connection with a public relations initiative.

During the three months ended September 30, 2008, we issued $546,450 in convertible debt, along with 273,225 warrants with an exercise price of $1.50 and 273,225 warrants with an exercise price of $2.25.

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

None; not applicable.

Item 5. Other Information.

None; not applicable.

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

Digitiliti, Inc.

Date:	November 19, 2008	By:	/s/Daniel J. Herbeck
Daniel J. Herbeck, President, CEO and Director

Date:	November19, 2008	By:	/s/William McDonald
William McDonald, CFO/Treasurer