Form 10-K
period 2008-12-31
Digitiliti Inc
filed 2009-05-01
CIK 1411658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53235

DIGITILITI, INC.

(Exact Name of Registrant as specified in its Charter)

Delaware	26-1408538
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

266 East 7th Street, 4th Floor

St. Paul, Minnesota  55101

 (Address of Principal Executive Offices)

(651) 925-3200

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Market Value of Non-Affiliate Holdings

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

The aggregate market value of these shares of voting and non-voting common stock of the Registrant was $32,334,107, based on 26,075,893 shares being presently held by non-affiliates and the closing price of $1.24 for the Registrant’s common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) on June 30, 2008.  Presently, the aggregate market value of these shares of voting and non-voting common stock is $6,518,973, based upon the last trading price of the Registrant’s common stock on the Pink Sheets on April 22, 2009.

Applicable only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ]   No [  ]

Not applicable.

Outstanding Shares

As of April 22, 2009, the Registrant had 33,287,642 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

20

ITEM 2:  PROPERTIES

27

ITEM 3:  LEGAL PROCEEDINGS

28

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

PART II

28

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                                        28

ITEM 6:  SELECTED FINANCIAL DATA

33

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                                                                                                                                                                                      33

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

38

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

38

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                                     66

ITEM 9A(T):  CONTROLS AND PROCEDURES

66

ITEM 9B:  OTHER INFORMATION

68

PART III

69

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

69

ITEM 11:  EXECUTIVE COMPENSATION

73

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                                                           75

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE       77

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

80

PART IV

81

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

81

SIGNATURES

82

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “Digitiliti, Inc.,” “Digitiliti,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Digitiliti, Inc., a Delaware corporation (the “Registrant”); and, where applicable, such references include its wholly-owned subsidiary, Digitiliti, Inc., a Minnesota corporation, which was formerly “Storage Elements, Inc.,” a predecessor (sometimes called “Storage” herein).

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and any failure by us to successfully develop continuing business relationships and customers.

ITEM 1.  BUSINESS

Introduction

We were organized pursuant to the laws of the State of Delaware on March 31, 2006, under the name “Cyclone Holdings, Inc.”  At that time, we had no operations or assets.

Our predecessor, Storage acquired a controlling interest in us in January, 2007. We effected a pro rata recapitalization comprised of a reverse split and a dividend in March, 2007, and we completed a “reverse” merger with Storage, effective August 17, 2007, by which we became a successor to Storage and its business operations.  References to “Storage” throughout this Annual Report are often made to provide a clearer understanding of the information referenced in those locations.

Business Development

Years ended December 31, 2006, 2007 and 2008

Holding Company Merger

Pursuant to an Agreement and Plan of Merger dated as of March 31, 2006, we became a holding company under Section 251(g) of the Delaware General Corporation Law.

Change in Control

Effective January 5, 2007, Storage acquired a controlling interest in us for $225,000 under a Stock Purchase Agreement dated December 15, 2006, for the purpose of effecting a “reverse” reorganization or merger of Storage, if approved by Storage stockholders, with us and under which Storage would become a publicly-held company.

Name Change

On February 27, 2007, we filed a Certificate of Amendment that changed our name to “Digitiliti, Inc.” in the State of Delaware.

Company Recapitalization

Effective February 27, 2007, we completed a recapitalization whereby we effected a 40,000 for one reverse split of our outstanding common stock, with all fractional shares being rounded up to the nearest whole share, followed by an immediate 200 for one pro rata stock dividend that required a mandatory exchange of stock certificates resulting in the dividend having the same effect as a 200 for one forward stock split, which became effective on March 5, 2007 (the “Recapitalization”).  Depository Trust Company (“DTC”) participants and the beneficial holders of our common stock held by DTC were deemed to be holders of record for all purposes of the Recapitalization, provided that we received advice of these respective positions from DTC participants within 30 days of the effective date of the Recapitalization; a number of extensions to that date were granted to reasonably ensure that all defined “record” stockholders entitled to participate in the Recapitalization and to receive the dividend were accounted for; these extensions have all passed, and no further adjustments will be made as a result of the Recapitalization.  All common stock computations regarding our outstanding securities in this Annual Report take in account this Recapitalization.

Storage Elements, Inc. Merger

Effective August 17, 2007, Cyclone Acquisition Corp., a Minnesota corporation formed by us and our wholly-owned subsidiary (“Cyclone Acquisition”), merged with and into Storage (the “Storage Merger”).  The Storage Merger was approved by persons owning a majority of the outstanding voting securities of Storage on August 16, 2007; by us as the sole stockholder of Cyclone Acquisition; and by the respective Boards of Directors of all of the parties.  There were no dissenting stockholders.  All outstanding shares of common stock of Storage were exchanged on a one for one basis for shares of our common stock; and all outstanding convertible debt and common stock equivalents of Storage like options, warrants or convertible notes remained outstanding and were assumed by us, with our common stock to be issued on exercise or conversion of these convertible securities.  Storage was organized in the State of Minnesota on October 3, 2003, by Brad D. Wenzel, Ronald G. Wenzel and Laura Wenzel, to engage in the business of providing cost effective data protection solutions to enterprises and organizations of all sizes.  All founders’ shares were part of the shares exchanged for our shares under the Storage Merger.  On the effective date of the Storage Merger, we succeeded to the business operations of Storage; Storage became our wholly-owned subsidiary; and we changed the name of Storage in Minnesota to “Digitiliti, Inc.”

Storage Common Stock Offering

From mid-summer 2006 through January, 2007, Storage offered and sold 10,011,455 shares of its common stock that were “restricted securities” as that term is defined in Rule 501 of Regulation D of the Securities and Exchange Commission at a price of $0.35 per share, for total aggregate proceeds of $3,504,010, to certain “accredited investors” as that term is also defined in Rule 501.  These shares were part of the shares exchanged for our shares under the Storage Merger.

Bridge Loan Offering of 12% Convertible Notes

From March 1, 2007, Storage sold $1,618,550 of 12% convertible notes to the effective date of the Storage Merger, which was August 17, 2007,and we continued the offering of these convertible notes, selling an additional amount of $1,531,000 through December 31, 2007, and $2,350,450 until the offering was closed on November 6, 2008, for a combined total of $5,500,000. The 12% convertible notes were also restricted securities and were convertible into shares of our common stock at $0.50 per each share, subject to there being an effective registration statement covering the underlying shares that has been filed with the Securities and Exchange Commission.  We assumed these convertible notes and the other components of the unit offered (the “Unit”).  The Unit was comprised of the convertible note, one-half warrant to acquire one-half share of common stock for each $1.00 invested, with a five year term and exercisable at $1.50 per share of common stock (the “A Warrants”), and with no exercise during the first six months and one day following issuance, unless there was an effective registration statement covering the underlying common stock that had been filed with the Securities and Exchange Commission (callable at $0.01 per warrant, if the underlying common stock traded for 20 consecutive days on its principal market above $2.25 per share, also provided there was an effective registration statement covering the underlying shares that had been filed with the Securities and Exchange Commission); and one-half warrant to acquire one-half share of common stock for each $1.00 invested, with a five year term and exercisable at $2.25 per share (the “B Warrants”), under the same terms and conditions, but callable at $0.01 per warrant if the underlying common stock traded for 20 consecutive days on its principal market above $3.00 per share.  The convertible notes had a maturity date that was 18 months from the date of issuance.  Convertible note holders are not considered stockholders until the convertible notes are converted; and are not entitled to vote on any matter submitted to stockholders until converted.

Bridge Loan Offering 12% Convertible Note Extension and Modification Proposal

On December 8, 2008, we extended a proposal to our convertible note holders which had not previously converted their respective convertible notes, and the proposal was retroactive to those convertible note holders which had already converted their respective convertible notes ($35,000 in convertible notes were converted in July, 2008 [sometimes called the “Modification Proposal”]).  The Modification Proposal allowed the convertible note holders two options: If the convertible notes were converted, we proposed to: (i) reduce the exercise price of the convertible notes from $0.50 to $0.35 per share; (ii) reduce the exercise price of the associated warrants from $1.50 and $2.25 per share to $1.00 per share, respectively, for both the A and B Warrants; and (iii) to extend the term of the associated warrants from five years to six and one-half years; or, if the convertible notes were extended rather than converted by their holders, we proposed to: (i) reduce the exercise price of the associated warrants from $1.50 and $2.25 per share, to $1.00 per share, respectively, for both the A and  B Warrants; and (ii) to extend the term of the associated warrants from five years to six and one-half years.  At December 31, 2008, $270,000 in these convertible notes had been converted under our first proposal; and $570,000 in convertible notes had been extended under our second proposal.  Also, 109,000 shares of our common stock were issued to the convertible note holder which had converted the $35,000 convertible note in July, 2008, at $0.50 per share because of the retroactive effect of our first proposal to reduce the conversion price to $0.35 per share.  $5,230,000 of our convertible notes was outstanding at December 31, 2008.

Outstanding Convertible Notes from Offering, with Principal and Interest, without taking into account Conversions under Modification Proposal at December 31, 2008

Prior to the implementation of the Modification Proposal referenced above, the following table reflects, at December 31, 2008, each quarter in which convertible notes were issued and the aggregate amount issued in each such quarter; accrued interest; and the quarters in which the convertible notes were due and the aggregate amount due in each such quarter:

	Total of Convertible Notes Sold at 12/31/08	Total Accrued Interest on Convertible Notes at 12/31/08	Principal and Accrued Interest on Convertible Notes at 12/31/08	Due Date For Principal & Accrued Interest on Convertible Notes at 12/31/08
1st Qtr 2007	$401,050	$88,451	$489,501	Sept 2008
2nd Qtr 2007	$707,500	$137,769	$845,269	Dec 2008
3rd Qtr 2007	$1,165,000	$193,853	$1,358,853	Mar 2009
4th Qtr 2007	$926,000	$128,719	$1,054,719	June 2009
1st Qtr 2008	$808,500	$80,038	$888,538	Sept 2009
2nd Qtr 2008	$945,500	$73,876	$1,019,376	Dec 2009
3rd Qtr 2008	$546,450	$27,035	$573,485	Mar 2010
4th Qtr 2008	$0	$0	$0	June 2010
1st Qtr 2009	$0	$0	$0	Sept 2010
	$5,500,000	$729,741	$6,229,741

Outstanding Convertible Notes from Offering, with Principal and Interest, after taking into account Conversions  under Modification Proposal, at December 31, 2008

After implementation of our Modification Proposal referenced above, the following table reflects, at December 31, 2008, the total amount of the convertible notes that were outstanding during each quarter when sold; principal and accrued interest converted under our first proposal; and the number of shares of our common stock issued for principal and accrued interest for prior conversions under our first proposal that was retroactive:

	Total of Convertible Notes Sold	Amount of Notes Converted Prior to 12/31/08	Amount of Accrued Interest on Convertible Notes Prior to 12/31/08	Principal and Accrued Interest on Notes Converted Prior to 12/31/08	Number of Shares from Conversion Prior to 12/31/08
1st Qtr 2007	$401,050	$-	$-	$-	-
2nd Qtr 2007	$707,500	$20,000	$3,706	$23,706	67,295
3rd Qtr 2007	$1,165,000	$100,000	$16,348	$116,348	332,286
4th Qtr 2007	$926,000	$100,000	$13,811	$113,811	320,838
1st Qtr 2008	$808,500	$-	$-	$-	-
2nd Qtr 2008	$945,500	$-	$-	$-	-
3rd Qtr 2008	$546,450	$50,000	$2,086	$52,086	149,143
4th Qtr 2008	$-	$-	$-	$-	-
1st Qtr 2009	$-	$-	$-	$-	-
	$5,500,000	$270,000	$35,951	$305,951	869,562

StorageSwitch, LLC Acquisition

On March 13, 2008, we acquired a commercially-proven technology from StorageSwitch, LLC, a Colorado limited liability company (“StorageSwitch”). This technology compliments our current business model that is discussed below and also provides a base layer that we will build upon to develop enhanced storage service offerings.

On May 13, 2008, our Board of Directors and certain persons who owned a majority of our outstanding voting securities, adopted the following actions by written consent, as applicable, effective April 17, 2008:

•

Voted to amend and restate our Certificate of Incorporation to add the following provisions: (i) a class of preferred stock consisting of 10,000,000 shares, par value $0.001 per share, reserving to our Board of Directors the right to set the series, classes, rights, privileges and preferences of the preferred stock or any class or series thereof, by amendment to the Certificate of Incorporation, without stockholder approval; and (ii) to allow our Board of Directors, without stockholder approval, to adopt, amend or repeal our Bylaws, change the name of our Company under certain circumstances and to effect recapitalizations of our Company by way of forward or reverse splits that do not require amendments to the Certificate of Incorporation.  The Amended and Restated Certificate of Incorporation that contains all provisions of the initial Certificate of Incorporation and all prior and present amendments was filed with the State of Delaware on May 13, 2008.   The amendment allowing our Board of Directors to adopt, amend or repeal Bylaws does not divest our stockholders of the right to adopt, amend or repeal Bylaws under Section 109 of the Delaware General Corporation Law.  A copy of the Amended and Restated Certificate of Incorporation was filed as an Exhibit to our 10 Registration Statement.  See Part IV, Item 15.

•

Voted to adopt new Bylaws that set the current number of members of our Board of Directors at six.  Other changes in the new Bylaws were: (i) allowing 24 hours notice of special meetings by telegraphing, telexing, facsimile, email or similar electronic transmission; (ii) adding a Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer to the designation of positions of officers; (iii) allowing us by Board resolution to take action as may be necessary to make our shares eligible for trading via a direct registration system operation by a securities depository, including, without limitation, by authorizing uncertificated or electronic shares, subject to the Delaware General Corporation Law; (iv) allowing facsimile, emailed or electronic signatures of Board members or officers to be relied upon whenever provided after authorization of action by our Board of Directors; (v) indicating that our record books shall not be closed so long as we are authorized for trading on any National Securities Exchange (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (vi) setting time tables for indemnitee demands for payment based upon indemnification prior to the institution of any actions against us for indemnification; (vii) allowing us to maintain insurance for all purposes to protect us and our directors, officers and agents, among others, where no provision previously existed; and (viii) allowing our Board of Directors to determine the number of directors that will constitute our Board.  This summary is modified in its entirety to the actual copy of our new Bylaws that was filed as an Exhibit to our 10 Registration Statement.  See Part IV, Item 15.

•

Changed the name of our 2007 Stock Plan to the “Digitiliti, Inc. Stock Option Plan” and increased the shares available for grant thereunder from 4,000,000 shares to 9,000,000 shares.

Resignations of 5X Partners, LLC Principals

Effective October 13, 2008, Larry D. Ingwersen resigned as our CEO, President and a director; and Roderick D. Johnson resigned as our COO.  Both were principals of 5X Partners, LLC (“5X”), which was a consultant to us until just prior to their respective resignations.  At the time of their resignations, an aggregate of $93,801.50 was purportedly due to them, along with 356,250 in vested stock options to each under the Digitiliti, Inc. 2007 Stock Option Plan, as of December 31, 2008.  Discussions respecting a settlement of these obligations are underway.

Issuance of Convertible Note, Security Agreement and Confession of Judgment in the Event of Default

Effective December 5, 2008, our Board of Directors approved the issuance of a convertible note (the “Miner Convertible Note”) and warrant (the “Warrant”) to Jonathan S. Miner and Pamela J. Miner (the “Miners”), who both currently serve on our Board of Directors, for their advance to us of the sum of $175,000 and their agreement to advance up to an additional $75,000 (which additional sum has been advanced to us), all to be utilized in the development of our Pyramid software storage product.  We also executed a Security Agreement with the Miners whereby we granted to them as collateral and security a lien for the payment of the Miner Convertible Note and additional indebtedness of the Miners or indebtedness the Miners have guaranteed in the past on our behalf in the further aggregate amount of $500,000, for a total secured amount of $750,000, in the following:

•

A first position security interest in all of our software program known as Pyramid, which comprises a new storage solution of ours that is set for release in 2009, together with all existing software, corrected software, enhanced software and new software relating to Pyramid;

•

All of our interest and rights  in our vault, which comprise our principal ongoing business operations described as our Pharaoh Enterprise Online Data Protection and Backup operations, known as our “Pharaoh Business Fortress Storage Center” (the vault security interest is a second position lien to Data Sales, Inc. (“Data Sales”), including but not limited to our Assigra software, our Exanet storage hardware, our networking switches, our Assigra server hardware, our Assigra software licenses and computer programs and all of our interest in contracts and agreements associated therewith and receivables therefrom;

•

A first security interest in all of our rights and interest in non-disclosure agreements, non-competition agreements and similar agreements, whether now existing or hereafter acquired, that are associated with the collateral, except the StorageSwitch software and technology; and

•

A first security interest in any enhancements, intellectual property and related materials pertaining to the collateral, except the StorageSwitch software and technology.

See our 8-K Current Report dated December 2, 2008, which was filed with the Securities and Exchange Commission on December 12, 2008, referenced in Part IV, Item 15.

Adoption of Corporate Governance and Nomination Committee, an Audit and Finance Committee and a Compensation Committee Charters

On December 16, 2008, our Board of Directors adopted Corporate Governance and Nomination Committee, Audit and Finance Committee and Compensation Committee Charters, copies of which are filed as Exhibits 99.2, 99.3 and 99.4 to our 8-K Current Report dated December 16, 2008, which was filed with the Securities and Exchange Commission on December 22, 2008, referenced in Part IV, Item 15.  The Corporate Governance and Nomination Committee consists of Roy A. Bauer and Pamela J. Miner, with Roy A. Bauer being the Chair.  The Audit and Finance Committee consisted of Benno Sand and Jonathan S. Miner, with Benno Sand being the Chair; however, Mr. Sand resigned as a director on April 13, 2009, and we are presently seeking a qualified person to fill his vacancy.  The Compensation Committee consisted of Jonathan S. Miner, Roy A. Bauer and Benno Sand, until Mr. Sand’s resignation, with Jonathan S. Miner being the Chair.

Master Lease Revision and Restructuring

On December 18, 2008, we and Data Sales entered into a Letter Agreement whereby Data Sales agreed to amend the Master Lease between us and Data Sales with Equipment Schedule No. 5., pursuant to which Data Sales restructured our Master Lease to defer all payments due of us for the months of December, 2008, and January, 2009, and to change our lease payment terms to 10 months, commencing February 1, 2009, and ending November 1, 2009, with a new monthly payment of $40,300 per month of the restructured total balance under the Master Lease.  At December 31, 2008, $381,946 was due and owing on the Master Lease, and this amount is secured by a first position lien on our vault and all of our other assets, except those assets in which the Miners have a first position security interest as stated above, and on those assets, Data Sales has a second position lien.  See our 8-K Current Report dated December 16, 2008, which was filed with the Securities and Exchange Commission on December 22, 2008, referenced in Part IV, Item 15.

Standard & Poor’s Listing

We were listed in the March 17, 2008, edition of Standard & Poor’s Daily News Section of Corporation Records, with our audited financial statements for the years ended December 31, 2006, and 2005, and our reviewed financial statements for the nine months ended September 30, 2007, along with other information about us; subsequently, we provided Standard and Poor’s with our audited financial statements for the years ended December 31, 2007, and 2006, along with certain other updated information, which was included in the May 15, 2008, edition of Standard & Poor’s Daily News Section of Corporation Records.

Business Development Events Subsequent to December 31, 2008

Possible Sale of Pharaoh Business

We have evaluated our current portfolio of products and services and have determined strategic and non-strategic business opportunities.  From this strategic analysis, we have determined that our new product, Pyramid, is positioned to achieve significantly more market opportunity potential than our current Pharaoh Business operations.  Therefore, we are currently evaluating the sale of our Pharaoh Business Fortress Storage Center in order to more sufficiently fund our strategic new product direction.  We are currently negotiating the sale of our Pharaoh Business operations.  It is anticipated that any sale of the Pharaoh Business Fortress Storage Center that may be negotiated will be submitted to our stockholders for approval in accordance with the Delaware Business Corporation Act.

Settlement of Former Employee Claim

On January 8, 2009, we entered into an out-of-court settlement with a former employee who sought recovery of unpaid commissions and unused vacation compensation totaling $44,000. A settlement was reached requiring incremental payments over a four month period ending April 10, 2009; and all payments have been made.

New Related Party Lease

In February 2009, we entered into a lease with a leasing company owned by related parties, including Brad D. Wenzel, who recently resigned as our Chief Technical Officer and a director, and Jonathan S. Miner, a director. The lease payments are guaranteed by Mr. Wenzel and Mr. Miner. We were unable to lease the equipment covered by this lease directly, so COR Equipment Financing, which is owned by Mr. Wenzel and his father, Ronald G. Wenzel, and Mr. Miner, leased the equipment by financing a bank loan in the amount of $10,000 that each had to personally guarantee.  The outstanding lease obligation to related parties is $8,300 as of April 9, 2009; and the terms were no less favorable than could have been obtained from non-affiliated parties.  See Part III, Item 13.

Severance Package with Former Board Member and Acting CEO

On February 10, 2009, we accepted the resignation of Dan Herbeck, acting through his company, Continental Technologies Solutions, LLC (“Continental”), as interim CEO and one of our Board members. The severance arrangement recognized unpaid invoices owed Continental of $105,344, payable at a rate of $4,000 per month, commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 “cashless” five year warrants to purchase 100,000 shares of our common stock at $0.35 per share.  We have not paid the April, 2009, payment, because of cash shortages.

Vendor Settlement Agreement

On March 19, 2009, we executed a Settlement Agreement with a former vendor seeking recovery of $24,000 of unpaid invoices.  We disputed this claim, and an out-of-court settlement was reached requiring a total reimbursement of $13,000 payable in $3,000 monthly installment commencing April 10, 2009, and continuing thereafter until paid in full.  We have paid the April installment on this obligation.

Planned Secured and Unsecured Funding

On or about March 23, 2009, we agreed to pay a 10% introduction fee to M2 Capital Advisors, Inc. (“M2), under their current Letter Agreement with us, on any funds raised by us in a planned $1,500,000 financing through the sale of secured and unsecured convertible notes.   We will be making the offer and sale of these convertible notes following any introductions by M2; and purchasers of the secured portion of this planned convertible note offering will be granted a third position security interest in our vault, behind the security interests of the Miners and Data Sales in our vault that is discussed above under the headings “Issuance of Convertible Note, Security Agreement and Confession of Judgment in the Event of Default” and “Master Lease Revision and Restructuring.”  It is anticipated that $750,000 of this funding would provide us with the necessary capital to continue our current business operations for two to three months, with present cash flows, and approximately $275,000 of this amount would be paid to current vendors, based upon discussed arrangements.  Further information regarding M2 and its prior relationships with us and its principal, Mark Savage, our former President and a former director, is discussed below under the caption “Business,” under the headings “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” and “M2 Capital Advisors, Inc.”

Brad D. Wenzel

On April 20, 2009, Brad D. Wenzel, our Chief Technical Officer, resigned from this position and as a member of our Board of Directors.   Mr. Wenzel resigned to pursue new business opportunities in related, non-competing areas of mutual interest and in a potential partnership with us.  We do not intend to replace this position. The terms and conditions of a mutual Confidential Separation and Release Agreement include items such as severance, non-compete and non-solicitation, assignment of any claims of intellectual property rights of Mr. Wenzel to us, provisions for potential a future potential business partnership on existing and new storage solution products and other items typically found in these types of agreements.  See our 8-K Current Report dated April 20, 2009, which was filed with the Securities and Exchange Commission on April 24, 2009, and is referenced in Part IV, Item 15.

Additional Convertible Note Extensions and Conversions

Subsequent to December 31, 2008, an additional $2,167,700 in convertible notes and accrued interest were converted pursuant to our first proposal outlined above under the heading “Bridge Loan Offering 12% Convertible Note Extension and Modification Proposal,” and an additional $1,107,182 in convertible notes and accrued interest were extended pursuant to our second proposal.   6,622,622 shares of our common stock were issued for the principal and interest for the conversion of the $2,167,700 in convertible notes and accrued interest.  The following tables reflect this information:

Outstanding Convertible Notes from Offering, with Principal and Interest due, following Conversion, Subsequent to December 31, 2008

After implementation of our modification proposal referenced above, the following table reflects, at April 20, 2009, the total amount of the convertible notes that were outstanding during each quarter when sold; the principal and accrued interest converted under our first proposal after December 31, 2008; and the number of shares of our common stock issued for principal and accrued interest converted after December 31, 2008, under our first proposal that was retroactive:

	Total of Convertible Notes Sold	Amount of Notes Converted After 12/31/08	Amount of Accrued Interest on Convertible Notes After 12/31/08	Principal and Accrued Interest on Notes Converted After 12/31/08	Number of Shares from Conversion After 12/31/08
1st Qtr 2007	$401,050	$196,250	$44,678	$240,928	688,365
2nd Qtr 2007	$707,500	$407,500	$81,806	$489,306	1,055,921
3rd Qtr 2007	$1,165,000	$375,000	$65,355	$440,355	1,268,158
4th Qtr 2007	$926,000	$311,000	$46,937	$357,937	1,006,321
1st Qtr 2008	$808,500	$303,500	$32,302	$335,802	879,841
2nd Qtr 2008	$945,500	$415,000	$36,478	$451,478	1,140,795
3rd Qtr 2008	$546,450	$159,450	$8,227	$167,677	583,221
4th Qtr 2008	$-	$-	$-	$-
1st Qtr 2009	$-	$-	$-	$-
	$5,500,000	$2,167,700	$315,783	$2,483,483	6,622,622

Outstanding Convertible Notes from Offering, with Principal and Interest due, following Conversion, Subsequent to December 31, 2008

After implementation of our Modification Proposal referenced above, the following table reflects as of April 20, 2009, the total amount of the convertible notes that were outstanding during each quarter when sold and the principal and accrued interest extended under our first proposal:

Principal &
		Principal	Acc. Interest	Accrued
		Balance of	on	Interest on
		Conv. Notes	Conv. Notes	Conv. Notes
	Total of	Extended	Extended	Extended
	Conv. Notes	as of	as of	as of
	Sold	4/20/2009	4/20/2009	4/20/2009
1st qtr 2007	$ 401,050	$ 144,800	$ 37,168	$ 181,968
2nd qtr 2007	$ 707,500	$ 55,000	$ 13,077	$ 68,077
3rd qtr 2007	$ 1,165,000	$ 560,000	$ 113,897	$ 673,897
4th qtr 2007	$ 926,000	$ 275,000	$ 49,455	$ 324,455
1st qtr 2008	$ 808,500	$ 490,000	$ 66,297	$ 556,297
2nd qtr 2008	$ 945,500	$ 387,500	$ 42,580	$ 430,080
3rd qtr 2008	$ 546,450	$ 272,000	$ 24,344	$ 296,344
4th qtr 2008	$ -	$ -	$ -	$ -
1st qtr 2009	$ -	$ -	$ -	$ -
	$ 5,500,000	$ 2,184,300	$ 346,818	$ 2,531,118

Outstanding Convertible Notes from Offering, with Principal and Interest due, following Conversion and Extension, Subsequent to December 31, 2008

After implementation of our Modification Proposal referenced above, the following table reflects as of April 20, 2009, the total amount of the convertible notes that were outstanding during each quarter when sold and the remaining principal and accrued interest outstanding from those convertible note holders which did not convert or extend their convertible notes:

				Principal &	Due Date
		Principal	Acc. Interest	Accrued	for Principal
		Balance of	on	Interest on	& Accrued
		Conv. Notes	Conv. Notes	Conv. Notes	Interest
	Total of	Outstanding	Outstanding	Outstanding	on
	Conv. Notes	as of	as of	as of	Conv. Notes
	Sold	4/20/2009	4/20/2009	4/20/2009	at 12-31-08
1st qtr 2007	$ 401,050	$ 60,000	$ 13,746	$ 73,746	Sep-08
2nd qtr 2007	$ 707,500	$ 225,000	$ 45,562	$ 270,562	Dec-08
3rd qtr 2007	$ 1,165,000	$ 130,000	$ 21,518	$ 151,518	Mar-09
4th qtr 2007	$ 926,000	$ 240,000	$ 36,423	$ 276,423	Jun-09
1st qtr 2008	$ 808,500	$ 15,000	$ 1,524	$ 16,524	Sep-09
2nd qtr 2008	$ 945,500	$ 143,000	$ 11,463	$ 154,463	Dec-09
3rd qtr 2008	$ 546,450	$ 65,000	$ 3,376	$ 68,376	Mar-10
4th qtr 2008	$ -	$ -	$ -	$ -	Jun-10
1st qtr 2009	$ -	$ -	$ -	$ -	Sep-10
	$ 5,500,000	$ 878,000	$ 133,612	$ 1,011,612

An aggregate of $420,000 of these convertible notes was due at December 31, 2008; and an aggregated of $495,826 of these convertible notes were due at March 31, 2009 (this amount includes the sum due at December 31, 2008), though we are continuing to discuss payment and/or conversion or extension of these convertible notes with the holders.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Except as indicated above under this heading, “Business Development,” we have not been involved in any bankruptcy, receivership or any similar proceeding, and have not had or been party to any material reclassifications, mergers or consolidations during the previous five years.

Voluntary Filing of Registration Statement

We voluntarily filed a Registration Statement on Form 10 of the Securities and Exchange Commission so that we could become a “reporting issuer” under the Exchange Act, which became effective on July 14, 2008; that may allow us in the future to seek to have our common stock publicly quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority (“FINRA”).  Our common stock is currently quoted in the Pink Sheets under the trading symbol (“DIGI”).  We cannot ensure that we will be successful in obtaining quotations of our common stock on the OTC Bulletin Board; however, our management believes that being a reporting issuer will facilitate this process for us if and when management decides to seek such quotations.  Presently, FINRA requires companies seeking quotations on the OTC Bulletin Board to be reporting issuers, and management also believes that in the present corporate regulatory climate, being a reporting issuer will soon become a requirement for every nationally recognized medium on which securities of companies are publicly traded.  The information required to be filed by us with the Securities and Exchange Commission as a reporting issuer may also provide us with additional credibility that may be advantageous in the conduct of our business operations and stockholder and customer relations.

Business

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

We combine a powerful, agent-less backup software with our remote Pharaoh Business Fortress Storage Center to deliver to our customers a powerful and effective online-offsite data backup and restore solution.  We provide storage from a “utility based computing” philosophy, whereby customers pay only for the gigabytes of data they store in our Fortress Storage Center.

Our facilities allow us to provide offsite disaster recovery with an emphasis on intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings.  Our Fortress Storage Center is located in the base of the former Minneapolis Federal Reserve Bank.  It is a one of a kind facility that provides our web based on-demand backup/restore service (“digitiliti”) with all the benefits of direct fiber access to a “Level 5” data center.  The Fortress Storage Center has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking.  It also has battery generator back up power, temperature and humidity controls and fire suppression systems.  Geographically, we are located at the center point of the Metropolitan area network.  Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense.  This allows us to send data back and forth in real time.

The Fortress Storage Center houses all of the hardware and software needed for our “digitiliti” solution to work.  At the customer site, “digitiliti” administrator software is loaded on as many or as few workstations as desired and will require a valid logon code, ensuring no unauthorized access.  At the customer site, the administrator software console acts as the interface with “digitiliti” in the Fortress Storage Center and enables the configuration of all backups and restores.  The “digitiliti” backup software is totally agent-less, requiring no additional software to be installed on any machines.  From the customer administration console, the customer sets retention policies, schedules automatic backups and initiates restores.  The customer decides what files to backup: emails, Windows, Linux, Mac, Lotus, AS400 or many more. Customers typically start backing up one system and then add more systems to their backup sets as they continue to see how easily our “digitiliti” works.

For large data volumes, the initial data backup may be downloaded to a portable disk unit at the customer site.  When the full backup of data is complete, the disks are transported to the Fortress Storage Center where the data is loaded onto the equipment in the Fortress Storage Center.  From then on, all data is backed up in incremental changes over the Internet. All data is encrypted at all times – before it leaves the customer site and when stored offsite.  The encryption key is known only to the customer.  The data can be unencrypted only by the customer, who would do so upon the need of a restore.  If a customer loses data, the customer simply enters the commands to restore it via the administration console. At that time, the data would flow from the Fortress Storage Center back to the customer site.  If the customer loses all data, “digitiliti” can restore the latest data to a location of the customer’s choosing using a portable disk unit.  In addition to being encrypted, the data is also highly compressed, making it extremely safe and impenetrable from viruses.  We maintain two copies of the customer data at all times.

We have contracted with XO Communications for our data center and communications.  We lease our Fortress Storage Center space from them, and they own the Internet lines we use.  This relationship helps keep capital expenditures at a minimum, while maintaining the flexibility to set up a new data center in any one of 80 geographically dispersed locations throughout the world, thereby reducing any geographic concerns about our “digitiliti.”  XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 75 metropolitan markets across the United States.

Our operations facilities currently include:

•

Nine full-time employees and four independent contractors..

•

Fortress Storage Center in Minneapolis, MN, the former home of the Federal Reserve Bank.

•

Leased administration offices in St. Paul, MN.

•

Various servers, workstations, RAID systems that protect against data loss, networking gear, operating systems, and storage area networks (“SAN”) and network attached storage (“NAS”) hardware.

•

In-house website development.

•

Strategic partnerships with Network Engines, Inc. (“Network Engines”), a developer and manufacturer of server and appliance solutions that deliver software applications on server appliances; Asigra, Inc. (“Asigra”), a provider of comprehensive software solutions and IT expertise to back up data to customer secure vaults;  XO Communications, a United States telecommunications firm and one of the largest Competitive Local Exchange Carriers (“CLEC”) in the country that provides voice, data and IP services to businesses and other telecommunications companies in 75 metropolitan markets across the United States; and Exanet, Inc. (“Exanet”), a network attached storage (“NAS”) software company that  addresses the trends that are driving the future of data centers: virtualization, standardized hardware and applications demanding the most extreme standards of performance, availability and scalability.  All of these partnerships were made in the ordinary course of our business; there are no written understandings; and none is a reseller for us; however, we are a standard licensee reseller for Asigra’s software product.  When we designed and constructed our Fortress Storage Center vault, we chose the Exanet/Asigra hardware/software solution to use in our facilities.  We chose to use Exanet because we believed it to be robust and the best fit with the Asigra software we were licensed to sell.  We built our software/hardware infrastructure around the Exanet product (hardware and software) and the Asigra product (software).  When we fully consume existing storage capacity, we purchase additional Exanet or Asigra licenses as needed, using standard purchase orders.  The purchase orders usually list the payment terms or the payment terms are reached in subsequent correspondence.

Our “digitiliti” Fortress Storage Center is made up of the following:

•

XO Communications Level 5 RAID System Data Center.

•

High performance fiber channel and iSCSI RAID Systems or Arrays (“RAID Systems”).

•

Foundry Networks Fast Iron Gigabit Ethernet Switches.

•

Qlogic fiber channel switches and iSCSI adapters.

•

Dell Power Edge servers.

•

N+1 Grid Architecture for backup.

•

Diesel powered generators to protect against power outages.

•

Unlimited bandwidth for “digitiliti” to grow into.

•

Exanet Global Files System and IBM DS4100 RAID Systems.

Products, Software, Services and Related Technologies Utilized

The following describe various products, services, software and other amenities utilized at our Fortress Storage Center. Alternative providers of these products, services, software and other amenities are reasonably available.

ISCSI or a methodology for computers to communicate without being in close proximity.

RAID Systems or a series of disks that hold the data and are considered fault-tolerant because they are automatically backed up, short for “Redundant Array of Independent (or Inexpensive) Disks,” a category of disk drives that employ two or more drives in combination for fault tolerance and performance and are configured in such a way that if one disk fails, the virtual volume that has the data will still remain intact.  It is more reliable than having all of your data on one spinning disk; if that disk fails, you have lost everything; RAID helps mitigate that loss.  RAID disk drives are used frequently on servers; they are not generally used on personal computers.

“Level 5 or Block Interleaved Distributed Parity,” provides data striping at the byte level and also stripe error correction information. This results in excellent performance and good fault tolerance.  Level 5 is one of the most popular implementations of RAID.

A high performance fiber channel that is presently one of fastest transport mechanisms to move data from one system to another, or from a disk to a computer processor.  It still relies on a protocol like SCSI, to communicate with hardware from completely different vendors.  A fiber channel is simply the railroad car in a super fast train.

SCSI is a common format for the packing slips to be able to do something meaningful with the payload.  iSCSI is a language that allows the same SCSI protocol to be used over simple copper networks instead of expensive fiber-optic wires, and it is easier to manage and deploy and ultimately less expensive to own.

Foundry Networks Fast Iron Gigabit Ethernet Switches are simple network switches that can run at a gigabit line speed, which are able to move packets of data at one gigabit per second.  “Foundry” is the brand name.  Gig-E (Gigabit Ethernet) is the fast standardized networking line speed.  There are faster systems available, but the cost of those systems simply makes them un-usable for our business purposes.  The switches are like traffic cops at a busy intersection.  They ensure that the flow of traffic is clean and consistent and that there are no collisions.  The faster the switch is able to perform this function, the greater/faster the amount of traffic that can pass through the intersection.

Qlogic fiber channel switches and iSCSI adapters create network switches that can handle traffic over fiber-optic wires; iSCSI adapters are used on the computers that need to talk over the network using the iSCSI protocol.  Ologic is a brand name.

Dell Power Edge servers, one of Dell Computer’s brand names, are simply “workhorse” type computers.

N+1 Grid Architecture for backup describes a computing term that is made up of a series of computers.  All of the computers, as a collective, perform a specific task.  They rely on each other to perform this task and need each other around in order to perform the task.  N+1 means that the collective of computers need at least 1/2 + 1 of the computers to be working in order to complete the task.  If the number of computers is less than that amount, the entire collective stops working on its task.  As an example, if 10 computers were needed to perform a task working in an N+1 setup, four of the computers could crash, and the task would still be processed.  This is used for redundancy and processing power.  It is better than one computer performing the task or a series of computers performing individual tasks; and it is a very reliable configuration.  In our case, the task is performing backups of other computers.

Bandwidth is important because as we continue to add customers on to our service, there is a linear curve to the amount of networking capacity that the collection of our customers consumes.  One customer may only consume a small percentage of our networking capacity, but if you add 10 or 50 or 100 customers, the network consumption climbs in a very linear curve.  In the case of our “digitiliti”, the building and facilities that our “digitiliti” relies on for our network capacity is capable of growing at a linear curve as well and its technology ceiling is very high, which means that we will be able to sustain linear customer growth for a very long time; and by the time that we hit any style of ceiling from a technology level, the technology will have also improved, again, allowing us to grow further.

Exanet Global Files System and IBM DS4100 RAID Systems take each computer’s storage and allows it to be accessed as if it were one large computer, creating a global namespace.  Each disk in a computer has a certain size. A modern computer system is only able to count so high, and ultimately is only able to use or consume a certain amount of storage. This means that a single computer has a limit to the amount of storage that it realistically can use and work with. If you place a number of computers together, collectively you will have more storage capacity than one server alone, but each computer can only consume the storage that it is able to see.  Each would not be able to use the storage that other computers are consuming.  In a global file system, a virtual layer is placed on top of the physical systems and each system is actually responsible for figuring out where its data is, but the virtual layer placed on top of the file system knows about each individual computer’s file system without regard to each of the other computers.  This allows our “digitiliti” to expand past a single computer’s capacity and allows our “digitiliti” to grow almost infinitely.

Principal Products or Services and their Markets

Markets

The market for storage solutions can be divided into three basic tiers, Primary, Secondary and Archival. A description of each as follows.

Primary - This is where data is created and stored.  Solutions for primary storage consist of disk drives, disk arrays, Storage Area Networks (“SAN”), Network Attached Storage (“NAS”), Direct Attached Storage (“DAS”) and any other product in which primary data is stored and managed.  The best products for primary storage are those that offer the fastest read and write speed, scalability and fault tolerance.  The Primary is sometimes described as data accessibility, data availability and is the first part of the data management lifecycle where files are created, reside and accessed frequently.

Secondary - Secondary storage consists of solutions that protect the Primary data stored. These technologies include tape drives and libraries, backup software, mirroring, replication, snapshot, less expensive disk arrays and continuous data protection (“CDP”).  This tier of storage products is to protect the Primary.

Archival - Archival solutions consist of high quality tape, Magneto-Optical, CD-R, DVD-R and inexpensive disk technologies (“MAID”).  The goal for these products is to be durable and have a long shelf life.  More sophisticated solutions, like Hierarchical Storage Management (“HSM”), will automatically migrate and archive data to this these long term inexpensive solutions. Archiving is often confused with backup.  They actually differ in that an archive is the only copy of the data whereas a backup is not the only copy of data; it is the protection of the Primary. Eventually, depending on specific retention policies, the data is destroyed as it is no longer needed.

The remote online backup market is still in its infancy so we will be aggressively pricing our products to achieve significant market penetration to attempt to become an industry leader.  We will continue to manage our overhead and leverage our partnerships for software development, storage infrastructure, data center facilities, connectivity and referrals. Our goal is to concentrate on business development and refining/improving our sales methods to attract additional customers more rapidly.  In terms of marketing strategy, we are focusing on “No hardware and no software,” and on our data reduction technology, where customers backup less data than ever before.

The SMB/SME markets were labeled “fragmented” and “underserved” by the storage industry, in December, 2006; and we believe these labels are applicable to these markets today because they have not reached critical mass.  The regulatory compliance pressures that exist in these markets are a principal reason why customers and potential customers are beginning to outsource their data protection requirements more than ever before.

Products

Our main product and service is online backup and recovery services as described above.   It is a web based online backup/restore service that backs up mission critical data for companies of any size.

A second part of our business is our new product development:  We develop superior storage technologies and methodologies that will enable companies to better control and manage their information within the context of their corporate information technology policies.  This technology further enables companies to better control data growth, duplication, and proliferation.  History has shown that customers’ data volumes grow at a rate of 2% - 3% monthly.  Our new technology is intended to change the way companies think and act about data backup, archiving, and recovery.

Objectives

Our objective is to update the technological capabilities of our “digitiliti” product with functionality desirable to the SMB/SME market.  Through on-line research and customer contact, we believe we have identified the most pressing data management issues the SMB/SME managers struggle with today.  Various ad-hoc collections of single purpose (point) software/hardware products and employee processes like data de-duplication, encryption devices or application integration are a few examples of some of the different data management issues we feel should be addressed.  Our product releases for these issues and others will align with our research and development budget.

We believe that we can become a significant competitor in the backup and restore market, especially in the SMB/SME market.  In order for us to achieve our forecasts, an aggressive sales model and dealer channel is planned and will be implemented with branded sales partners with utility-oriented sales systems. We believe our experience in this area gives us an edge over the typical storage related companies that are tightly tied to box sales business models with large up-front revenues, and very different scalability parameters.  Many business plans of companies detail excellent products, but fall short in the area of sales.  This is an area where we believe we excel.  To support this mission, we will:

•

Deliver affordable storage solutions with enterprise level capabilities.

•

Utilize local and regional reseller partners and national level channel partners.

•

Align with major storage participants to cooperatively work together within the same opportunities.

•

Continue to build and deliver our Fortress Storage Center to support our growing customer base and continue to add valuable features to our “digitiliti” service to keep ahead of our competitors.

•

Require additional funding to fulfill our product development and sales and marketing objectives.

We have entered the mature data protection and backup market with a utility based backup service that has changed the way companies backup their data.  This market has been dominated for 30 years by tape devices and current software backup suppliers.  These suppliers charge for software and tape hardware to accomplish what “digitiliti” can do for a more economical monthly service fee.  The cost of locally managing tape backup systems is a serious concern because of the data explosion rate companies are experiencing and the complexity of managing it.  With “digitiliti”, customers no longer have to outlay capital for backup software and hardware.  They simply download the “digitiliti” data collection agent, install it and begin their first backup to our Fortress Storage Center in a matter of minutes.  If the data set is too large to transfer the first full backup over the Internet, a technician will send out a portable disk array where the customer backs up its data to it.  The customer will then send the array back to our Fortress Storage Center for the data to be loaded onto the system.  From there, the customer backs up only the daily changes to the data made each day.  The customer pays a monthly fee based on the number of compressed gigabytes of data they have stored in our Fortress Storage Center.

Targets

For 2007, we concentrated on our vertical markets and setting up key resellers of these storage solutions; we expanded our reseller base in the Midwestern states in 2008; and look to expand and ramp up these reseller partners in 2009.  Our lead registration database will help us with identification of strong resellers.  We are working on partnerships with national level enterprise sales channel programs that will build revenue in the long run.  We recently began a focused regional level channel partner development program that will build sales in the short term.  In addition, we have identified 30,000 end-user prospects for our in-house sales team to call.  Our end-user customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in fiscal 2007; to 731 in fiscal 2008; and currently, to approximately 798.

“digitiliti” Product Operational Methodology

Our “digitiliti” online backup and recovery solution simplifies the entire data backup and restore process into a few easy steps beginning with our data collection agent.  Load our collection agent on a Windows, Linux or Macintosh server to scan the entire network for all available data to protect.  This data may be a server’s operating system state, files, databases, messaging systems or even email messages.  Determine which data to backup and the number of revisions of each file or backup set.  Schedule and automate the backup.  When the backup executes, “digitiliti” looks for changed blocks within your files, eliminates common blocks, encrypts, compresses and transfers customer data to our Fortress Storage Center.  Should a customer lose data at their site, the restore process is just as easy.  Determine what data to restore and from which generation.  Restore the data either from the customer’s local storage or from the Fortress Storage Center by entering a few commands.  The latest copy of the customer’s data can be stored locally for restoring massive amounts of data in a timely fashion.  The second copy and the third disaster recovery copy are ready and waiting at our Fortress Storage Center.

Our Fortress Storage Center is a one-of-a-kind facility that provides our customers with all the benefits of direct fiber access to a “Level 5” data center.  The data center delivers the highest speed telecommunications, data service, satellite and wireless capabilities in the region.  Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense.  This allows us to send data back and forth in real time.

Distribution Methods of the Products or Services

We sell and support these solutions and services through direct sales and through relationships with Value-Added Remarketers and third-party integrators. We have standard contracts governing the terms and conditions of these direct and indirect customer and business partner relationships. Our primary focus for fiscal 2008 was to drive growth in customers using our “digitiliti” Pharaoh Business services and to manage the natural growth of current customer’s data archival needs.   In 2009, we look to expand our “digitiliti” Pharaoh Business and new storage solution products service through aggressive partnering and marketing, while continuing to deliver superior service.

We also market through traditional methods, including the web, trade publications, trade shows, and advertising.  Our Web Site is www.Digitiliti.com.

Our customers typically sign a 36 month contract that provides for easy billing, stable recurring revenue and easy forecasting.  We believe growth can be controlled and managed through customer backup set retention policies.  Our success and size is based upon our ability to deliver a reliable cost effective storage solution, define our target market and effectively sell our storage solution over the telephone with ease.  “digitiliti” has been sold successfully through resellers.  This is proven by the significant customers we have signed using our resellers.  Over 90% of our current base of more than 798 customers has been signed through resellers.  Due to the success of our resellers, we will continue to aggressively set up key resellers at local, regional and national levels throughout the United States, concentrating first in the Midwest.  In addition to our marketing and sales efforts, operations consist of managing our customers’ data in our Fortress Storage Center.

Status of any Publicly Announced New Product or Service

We are currently developing the first release of an advanced storage solution service, Pyramid, which builds upon the foundation of our existing product by adding functionality we believe is desirable to the SMB/SME market we serve. Pyramid is a new product currently in development by us.  The idea of Pyramid was derived from the experience and insight we have gained from the years of Pharaoh Business services Vault operations helping customers protect and archive their data and manage the increasing growth and complexity of their data.  The Pyramid product is designed to solve the problems of data proliferation and growth, data control and data recovery.  Pyramid indexes, organizes and categorizes a customer’s unstructured data and stores this data into a database where it can be archived and retrieved on demand by the user(s) who created the data.  Further, this data is organized under control of a policy engine which ensures all unstructured customer data complies with corporate information policy.  Pyramid brings a totally new dimension to how our customers will more efficiently and effectively manage their information in the future.  We call this new dimension in information management, the “Information Area Network” Tm.  The research and development budget for the first release is currently set at approximately $1,500,000, with these funds anticipated to come from operational cash flow and debt or equity financing.  There is no assurance that adequate funds for this budget will be available to us from any of these or other sources.  We anticipate having the first release of this product ready by the end of the third quarter of 2009; however, changes in the scope of work on this product release that were not anticipated or the loss of key development personnel could delay the timing of this release.  We intend to continue our research and development and update the functionality of our products on an ongoing basis so our products do not become technologically obsolete.  The exact number and budget of all these ongoing releases have not been finalized

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

We compete with current and potential customers’ internal information protection and storage services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company like us for their future information protection and storage services.

We also compete with multiple information protection and storage services providers in all geographic areas where we operate.  We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology, and that we attempt to compete effectively based on these factors.

Some of our competitors may possess greater financial and other resources than we do.  If any such competitor were to devote additional resources to the information protection and storage services business and acquisition candidates in these areas or focus their strategy in our markets, our results of operations could be adversely affected.

The following are know material direct competitors to our “digitiliti”, and their products are:

Competing Enterprise Name	Competing Product Name

Live Vault/Iron Mountain, Inc.	Live Vault Online Backup Service
Seagate (EVault)	Seagate 365 (EVault InControl)
EMC	Mozy Pro

  LiveVault /Iron Mountain Incorporated

  Marlborough, MA

LiveVault was recently purchased by Iron Mountain, Inc. (“Iron Mountain”).  LiveVault is targeted for customers of less than 250GB. It can backup Windows, Linux and Solaris.  We believe that LiveVault’s service is very expensive in relation our “digitiliti”.  There is believed to be no common file elimination and agents are believed to be required on every single computer you backup.

We believe LiveVault does not scale as elegantly as we do because they require agents and only offer 30 days worth of backups, while we offer three years.  We are priced more competitively to customers with over 250GB.  When customers exceed 100GB, we become even more cost effective.

Iron Mountain has an estimated net worth of over $1.5 billion, with over $2.73 billion in estimated storage related products and services income.

Seagate (EVault)

Emeryville, CA

EVault was acquired by Seagate Technology (“Seagate”) in January, 2007, for $186 million.  Seagate’s core business is as a disk drive manufacturer.  EVault is a competitor in the small business market, primarily serving customers having well under 100GB.  EVault is believed to be much more expensive in the small to medium business and the small to medium enterprise market.  We believe that it charges for consulting, setup, software fees and data stored so this service may end up costing as much as a tape solution with the benefit of getting data offsite.  EVault requires agents on all servers/workstations and charge for these software agents.  EVault only allows customers to keep some of their data online; the rest has to be archived or deleted.  Our product is so easy to use that it is possible to engage the customer for no more than a couple hours for a complete setup, often without a charge.

If our competitive position in this industry is based solely upon assets, current cash resources and the number of customers we now have, our present competitive position in this industry would not be deemed to be significant; however, we believe our business strategy, management, employees and products will result in us becoming a competitive force in this industry.  Our current marketing approach and competitive differentiator is to target intermediate and larger companies who want premium archival facilities and capabilities like those offered by our Fortress Storage Center.   However, we are focused strategically on changing the competitive playing field by changing the nature of how companies store, archive and retrieve its information.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Our principal supplier partners are two software vendors providing systems management tools and a computer hardware lease company and our data transmission supplier.  Asigra is a provider of comprehensive software solutions and IT expertise to back up data to customers secure vaults.  Exanet is an NAS Software Company that addresses the trends that are driving the future of data centers: virtualization, standardized hardware and applications demanding the most extreme standards of performance, availability and scalability. With both these suppliers, we pay for licenses and for annual maintenance agreements based on the gigabytes of storage used.  We chose Exanet because we believed it to be robust and the best fit with the Asigra software.  We built our software/hardware infrastructure around the Exanet product (hardware and software) and the Asigra product (software). When we fully consume existing storage capacity, we purchase additional Exanet or Asigra licenses as needed. Data Sales provides leased hardware for our Pharaoh Business Fortress Storage Center.  XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 75 metropolitan markets across the United States.

Our expertise in open and proprietary system environments includes UNIX, Microsoft Windows, Linux and in-depth knowledge of all major hardware platforms manufactured by industry leaders, including Hewlett-Packard Company, International Business Machines Corp., Sun Microsystems, Inc., Hitachi Data Systems Corporation, EMC, Foundry Logics, Qlogic, Dell and Apple.

Dependence on One or a Few Major Customers

Our customers trust us with the ability to archive, protect, and retrieve their information assets.  We serve customers throughout the United States in a diverse group of data intensive industries including financial services, engineering and scientific, construction, health care, education and legal services, being the most important.  We have strong relationships with our customers and high customer satisfaction with our sales and technical support, and those of our business partners.

Our Pharaoh Business has grown to over 700 customers in 2008 across the United States and Canada.  Of those customers, approximately 40% of the revenue (based on gigabytes of stored data) is with our 10 largest customers.  While loss of one or two of these large customers would present a challenge to continued revenue growth, our contracts are for three years.  Further, larger customers drive more generic growth in data from the initial stored amounts over time.  Our sales direction is toward more intermediate sized customers similar to those in our top 10.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

In 2008, we applied for an Information Area Network Patent representing the underlying technology and process of our new product under development, Pyramid.

We have customary software licenses required to conduct current and intended operations; and we are in the process of filing certain service mark applications that are deemed to be necessary or beneficial to us.  We have no patents.

We have or are party to the following service agreements that are deemed to be material:

M2 Capital Advisors, Inc.

On May 3, 2006, Storage executed a Consulting Agreement with M2 Capital Advisers, Inc., a Minnesota corporation (“M2”), and a related party of which Mark Savage, our former President and a former director , is the President and a principal stockholder, to render various consulting services, including introducing us to various sources of funding and providing management consulting services.  As consideration for these services, M2 was to be paid $3,000 per month for one year; 10% fee for introduction of funding sources that actually provided  funding; receive 1,050,000 seven year $0.50 warrants, subject to the introduction and receipt of not less than the sum of $750,000; 1.4 seven year warrants for every additional $1.00 of funding introduced and received; piggy-back registration and cashless exercise rights on all warrants; and other fees based upon a sliding scale for the introduction of a merger or acquisition to which Storage was introduced and that was actually completed.  An Addendum to this Consulting Agreement was entered into in March, 2007, effective May 6, 2006, that raised the monthly fee from $3,000 to $5,000, as compensation to Mr. Savage for filling the role as President of Storage; reduced the warrant exercise price to $0.35, which coincided with the then current offering price of Storage common stock; and that indicated that the total warrants issuable under the Consulting Agreement were 3,726,520.  This Consulting Agreement was extended by us following the Storage Merger on February 28, 2008, until May 31, 2008.  M2 was paid approximately $350,000 under this Consulting Agreement for funding introduced and received by Storage in the approximate amount of $3,500,000 in connection with the offer and sale of certain shares of Storage common stock that were restricted securities and was (it and its designees) issued the 3,726,520 warrants to acquire shares of common stock of Storage as outlined in Item 5.  In September and October, 2007, warrants for 3,643,270 shares were exercised cashless with the issuance of 3,359,397 shares of our common stock in accordance with our assumption of these warrants under the Storage Merger.

M2 was also paid $319,955 through December 31, 2007, in connection with the introduction of persons who acquired $3,199,550 in 12% convertible notes in an aggregate offering of up to $5.5million commenced by Storage in the first quarter of 2007and extended by us following the closing of the Storage Merger on August 17, 2007.  See the Tables under the heading “Business Development” above.

Effective on or about April 25, 2007, Storage also executed and completed a Consulting Agreement with M2 whereby it agreed to issue 750,000 shares of Storage common stock that were restricted securities to M2 and its associates for the introduction of us as a potential reverse merger candidate to Storage.  297,166 of these shares were issued directly to Mr. Savage.  All of these shares were exchanged under the Storage Merger.  All of these securities were also restricted securities.

M2 was also paid a 5% introduction fee of $28,550 for a computer lease executed by us in November, 2006; $15,448 for the introduction of two additional computer equipment leases executed by us in January and February, 2007; and $13,600 for the introduction of an additional computer equipment lease we executed in December, 2007.

A Letter Agreement was entered into between M2 and us on June 19, 2008, to cover compensation for M2 for any additional funding source introductions made by M2 to us in the completion of our current 12% convertible note offering, which was completed in November, 2008.  M2 was paid a 10% introduction fee on the funds realized from any introductions; all sales efforts in connection with these introductions were conducted by us; and M2’s Letter Agreement has been extended through May 31. 2009.

These Consulting Agreements contain various provisions regarding independent contractor status, confidentiality, due performance and care in performing services and mutual indemnification, among other provisions.

StorageSwitch, LLC

In January 2008, we executed a nonbinding Letter of Intent (the “LOI”) with StorageSwitch to purchase selective existing software technology.  In addition, this LOI addressed the compensation paid for any related software product development consulting services and sales/marketing consulting services.  The LOI had a due diligence period to confirm required compatibility with our present technology base.  The due diligence process was completed in March, 2008, and we signed and completed a Technology Purchase Agreement for a purchase of certain technology software with a total payment of $250,000 cash and 500,000 shares of our common stock that were restricted securities.  We also entered into a Consulting Service Agreement with a monthly payment of $25,000 and monthly issuance of 24,960 shares of our common stock that were also “restricted securities.”

These Agreements contain various provisions regarding independent contractor status, confidentiality, due performance and care in performing services, various representations and warranties, notice, venue for disputes and indemnification, among other provisions.

Copies of the Consulting Services Agreement, the Covenant Not to Compete Agreement and the Technology Purchase Agreement with StorageSwitch were filed as Exhibits to our Form 10 Registration Statement.  The Scope of Work outline referenced in any of these documents was not filed as an Exhibit as it considered confidential and proprietary information to us and our storage technology.  See Part IV, Item 15.

   Vision to Practice, Inc.

On February 6, 2008, we entered into a Consulting Agreement with Vision to Practice, Inc., a Minnesota corporation (“Vision”), to assist in bringing our new product initiatives to market utilizing the technology software purchased from StorageSwitch. We will pay semi-monthly payments of $7,680 based on full-time service provided to us under this Consulting Agreement.  We will also issue to the consultant’s principal 225,000 stock options at $0.35 per share, which vest over 36 months.  Vision is owned by Rodd Johnson.

This Consulting Agreement contains various provisions regarding independent contractor status, confidentiality, due performance and care in performing services, notice of disputes and time for correction, arbitration of disputes and indemnification by Vision, among other provisions.  The Scope of Work outline referenced in the Consulting Agreement is not filed as an Exhibit as it considered confidential and proprietary information to us and our storage technology.

Need for any Governmental Approval of Principal Products or Services

None of our products are subject to prior governmental approvals.

Effect of Existing or Probable Governmental Regulations on the Business

Once our Form 10 Registration Statement became effective, we became a reporting issuer under the Exchange Act, and this may allow us to seek to qualify our shares of common stock for public quotations on the OTC Bulletin Board of FINRA.  As a “reporting issuer,” the following will be applicable to us:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs during the Last Two Fiscal Years

We have invested significant resources in 2007 to structure our Pharaoh Fortress Storage Center, and in 2008, to expand our “digitiliti” product offering by developing a new generation of leading edge software.  We will launch Release 1 of this product in 2009.  Our total 2008 research and development expense was $1,731,766, comprised of $4,361 for normal business research and development expenses and $1,727,405 allocated to the development of our new Pyramid product. During 2007, we had $24,784 in research and development expenses, all related to the Pyramid product.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.  Facilities energy cost is the only non-regulatory environmental cost.  We work to minimize our energy costs by utilizing the latest in technology to save power and cooling.

Number of Total Employees and Number of Full Time Employees

At year end 2008, our employee headcount was 13.  This included three – four subcontract employees – the remaining being full-time employees; we presently have nine full-time employees and four independent contractors.  We utilized contract employees for specific skills required in short-term activities.  We hire full-time employees where we intend to focus on strategic skill needs.  We are a small, highly productive team, and intend to continue as such.

Reports to Security Holders

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

You may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commissions’ Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm.   You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.   You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their Internet site www.sec.gov.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors; however, we have included our risk factors from our 10 Registration Statement, all of which are still applicable to us.

An investment in us involves a high degree of risk, and is suitable only for persons of substantial financial means who have no need for initial liquidity in their investments. Prospective investors should carefully consider the following risk factors, which are not all inclusive, along with all types of risk factors that generally relate to undercapitalized companies and companies that have limited revenues and that depend upon equity or debt financing to continue operations:

Risks Related to Our Business

We have not recorded annual profitable operations since our inception, and continued losses may require us to curtail or terminate our business operations.

We have experienced operating losses each year since our inception. Even though our revenues increased $1,745,922 to $3,075,308 in 2008 compared to $1,329,386 in 2007, our net loss increased to $7,322,846 for the year ended December 31, 2008, compared to the net loss of $4,097,008 for the year ended December 31, 2007, and we may still incur additional future operating losses. Continued losses on our operations may require us to curtail or terminate our business operations.  Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our common stock price on the Pink Sheets or any other nationally recognized quotation system upon which our common stock may be publicly traded in the future.

Our substantial short term debt could adversely affect our financial condition and our ability to continue our present and planned business operations.

As of December 31, 2008, and December 31, 2007, we had short term debt in the form of our 12% convertible notes in the amount of $2,435,466 and $1,062,631, respectively. With our Modification Proposal, most reflect a conversion rate of $0.35 per share, and with the extremely current limited public trading market for our shares of common stock, it is highly unlikely that many of the holders of these debt instruments will convert them to purchase shares of our common stock. The amendments that have been approved by the Securities and Exchange Commission to shorten the holding period for unlimited sales of restricted securities by non-affiliates after a six month holding period under Rule 144 are not effective for former “shell companies” like we are until one year after we filed our Form 10 Registration Statement, or on or about May 13, 2009.   See the heading “Rule 144,” Part II, Item 5, regarding the conditions of resale under Rule 144. Our inability to pay these 12% convertible notes and accruing interest when they become due may require us to curtail or terminate our business operations. An aggregate of $420,000 of these convertible notes was due at December 31, 2008; and an aggregated of $495,826 of these convertible notes were due at March 31, 2009 (this amount includes the sum due at December 31, 2008), though we are continuing to discuss payment and/or conversion or extension of these convertible notes with the holders.  See the heading “Known trends, events or uncertainties that have or are reasonably likely to have a material impact on the small business issuer’s short-term or long-term liquidity,” Part II, Item 7.

Given that it is highly unlikely that many of the holders of these debt instruments will convert them to purchase shares of our common stock, we under took an initiative (our Modification Proposal discussed under the heading “Business Development” of Part I, Item I, with all the convertible note holders associated with our $5.5 million funding that was completed in November, 2008, requesting each convertible note holder to either extend their respective convertible notes for another 18 months or to convert their principal and accrued interest into shares of our common stock.

After implementation of our Modification Proposal referenced above, the following table reflects as of April 20, 2009, the total amount of the convertible notes that were outstanding during each quarter when sold and the remaining principal and accrued interest outstanding from those convertible note holders which did not convert or extend their convertible notes:

				Principal &	Due Date
		Principal	Acc. Interest	Accrued	for Principal
		Balance of	on	Interest on	& Accrued
		Conv. Notes	Conv. Notes	Conv. Notes	Interest
	Total of	Outstanding	Outstanding	Outstanding	on
	Conv. Notes	as of	as of	as of	Conv. Notes
	Sold	4/20/2009	4/20/2009	4/20/2009	at 12-31-08
1st qtr 2007	$ 401,050	$ 60,000	$ 13,746	$ 73,746	Sep-08
2nd qtr 2007	$ 707,500	$ 225,000	$ 45,562	$ 270,562	Dec-08
3rd qtr 2007	$ 1,165,000	$ 130,000	$ 21,518	$ 151,518	Mar-09
4th qtr 2007	$ 926,000	$ 240,000	$ 36,423	$ 276,423	Jun-09
1st qtr 2008	$ 808,500	$ 15,000	$ 1,524	$ 16,524	Sep-09
2nd qtr 2008	$ 945,500	$ 143,000	$ 11,463	$ 154,463	Dec-09
3rd qtr 2008	$ 546,450	$ 65,000	$ 3,376	$ 68,376	Mar-10
4th qtr 2008	$ -	$ -	$ -	$ -	Jun-10
1st qtr 2009	$ -	$ -	$ -	$ -	Sep-10
	$ 5,500,000	$ 878,000	$ 133,612	$ 1,011,612

An aggregate of $420,000 of these convertible notes was due at December 31, 2008; and an aggregated of $495,826 of these convertible notes were due at March 31, 2009 (this amount includes the sum due at December 31, 2008), though we are continuing to discuss payment and/or conversion or extension of these convertible notes with the holders.

We continue to plan to sell additional units comprised of 12% convertible notes and warrants, secured and otherwise.  If we are unable to pay these notes when due, including interest, and the holders of these convertible notes do not elect to convert them to purchase shares of our common stock or extend them, our financial condition could worsen substantially, and we may be required to cease operations entirely.

We also have substantial other current liabilities as of December 31, 2008, in the form of a note payable ($875,365); capital lease obligations ($439,318); notes payable to related parties ($156,540); trade accounts payable ($234,957); related party accounts payable ($104,869); accrued expenses ($1,136,408); and amounts due to a stockholder ($87,622), for total current liabilities of $5,470,545, which includes the $2,435,466 in 12% convertible notes.

Our substantial indebtedness could have important adverse consequences on our ability to carry on our present and planned business operations.

For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to the current or new 12% convertible notes still being offered;

•

make us more sensitive to adverse economic conditions than some of our competitors with less debt;

•

limit our ability to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;

•

limit our flexibility in planning for, or reacting to, changes in our business and the records and information management services industry; and

•

make it more difficult for us to obtain additional financing for future.

Also, working capital needs or for possible future acquisitions or other purposes, including possible required payments of the past and new 12% convertible notes.

Despite our current debt position, we may still need to incur substantial additional debt or we will be unable to continue our planned operations.

We continue to plan to sell additional units comprised of our 12% convertible notes and warrants. However, if we are unable to pay the currently outstanding 12% convertible notes and accrued interest, our financial condition may be adversely affected to the point that no debt or equity financing may be available to us. That could require us to cease or substantially limit our business operations, including termination of employees and business associations necessary for us to continue in our business.

We have deficiencies in our internal controls that could adversely affect our financial statements reporting, which could cause our financial statements to be inaccurate or un-auditable.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure . Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2008, 2007, and 2006. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Accordingly, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)under the Exchange Act, as of December 31, 2008, 2007, and 2006. Based on such evaluation of the above referenced periods, due to the material weaknesses of our internal controls over financial reporting further described below, our Chief Financial Officer concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we intended to file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms.

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

Beginning in October 2007, management prepared a written review of every facet of our information processing system, like cash disbursements, sales and billing, cash receipts and other procedures. We continue to evaluate and address these weaknesses to ensure adherence to written policy, completeness of reporting, segregation of incompatible duties and compliance with generally accepted accounting principles; and we intend to continue to monitor and evaluate these and other factors affecting our internal controls. The cost of these remediation efforts were primarily reflected in the compensation package provided our new Controller who is now our Chief Financial Officer.

On December 16, 2008, our Board of Directors adopted Corporate Governance and Nomination Committee, Audit and Finance Committee and Compensation Committee Charters, that should help us in resolving our internal control weaknesses.

See Part II, Item 9(A)T, for additional information about our internal controls.

If we fail to develop new products, or if we incur unexpected expenses or delays in product development, we may lose our competitive position and incur substantial additional losses on our operations or may be required to curtail or terminate our present and planned business operations.

Although we currently have fully developed products and services available for sale, we are also developing various new products and technologies that we will rely on to remain competitive. Due to the risks in developing new products and technologies, limited financing, competition, obsolescence, loss of key personnel and other factors, we may fail to develop these technologies and products, or we may experience lengthy and costly delays in doing so. Although we may be able to license some of our technologies in their current stage of development, we cannot assure you that we will be able to do so.

Our business may be adversely affected by downturns in the economy that may limit the sale of storage solutions and our present and planned business operations may fail as a result.

We are subject to the capital spending patterns of this industry. If our customers and potential customers do not increase their capital spending budgets, we could face a weaker demand for our products; however, such an event may not be materially adverse to us as our storage solution products offers a more cost-effective methodology of data backup and restoring services.

We depend on our key personnel, and the loss of any would impair our ability to compete and gain any market share in the storage solutions industry that we presently serve and intend to serve.

We are highly dependent on the principal members of our management. The loss of services of any of these persons could seriously harm the growth and success of our current and intended business operations. In addition, research, product development and commercialization will require additional skilled personnel in the backup and storage retention services industry procedures and products. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these qualified personnel is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business.

Our intellectual property rights or contractual provisions may not protect us and our products and as a result, our business may fail.

Our storage solution products could infringe on the intellectual property rights of others, which may involve us in costly litigation and, if we are not successful in defending such claims, could also cause us to pay substantial damages and prohibit us from selling our products. Third parties may assert infringement or other intellectual property claims against us. Even if these claims are without merit, defending lawsuits takes significant time, may be expensive and may divert management’s attention from other business concerns. We are not currently aware of any third-party patents claims against us or other legal proceedings.

We may need to initiate lawsuits to protect or enforce our proprietary rights in our products, which would also be expensive and, if we unsuccessful, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market. In the future, we may rely on patents to protect our intellectual property and our competitive position. The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use this technology and would reduce our ability to compete in our markets.

We presently have a patent in process. We also rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our storage solutions products. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and storage solutions products without infringing on any of our intellectual property rights or design around our proprietary technologies.

We need additional capital to continue or expand our current business operations, and our business operations may prove unsuccessful without additional funding.

Failure to raise additional capital or generate the significant capital necessary to continue and expand our operations and launch, sell or license our Mythos product could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources will only enable us to maintain currently planned operations at least through the second quarter of 2008; and we continue to seek funding through the sale of our units consisting of our12% convertible notes and warrants. See the caption “Recent Sales of Unregistered Securities,” Part II, Item 5, for a complete description of our funding efforts. However, we premise this expectation on our current operating plans, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity, debt, convertible debt securities or other combinations of our securities, including our newly authorized preferred stock, the issuance of these securities could result in substantial dilution to our stockholders.

We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet our future funding requirements, we will have to raise additional funds to continue the commercialization of our products. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to cease or curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unfavorable terms.

We face a higher risk of failure and loss of our entire business because we cannot accurately forecast our future revenues and operating results.

Our short operating history, lack of adequate internal controls and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•

The timing of sales of our products and services;

•

The timing of product implementation;

•

Unexpected delays in introducing new products and services;

•

increased expenses, whether related to sales and marketing, product development or administration;

•

The mix of product license and services revenue; and

•

Costs related to possible acquisitions of technology or businesses.

Our limited resources may make it harder for us to manage growth, and the future of our business model maybe adversely harmed if we are unable to adequately manage this growth.

We have a limited basis upon which to evaluate our Storage Management Solutions systems ability to handle controlled or full commercial availability of our products and services. We anticipate that we will expand our operations significantly in the near future, and we will have to expand further to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we will need to improve existing, and implement new systems, procedures and internal controls. In addition, we will need to expand, train and manage an increasing employee base. We will also need to expand our finance, administrative and operations staff. We may not be able to effectively manage this growth. Our planned expansion in the near future will place, and we expect our future expansion to continue to place, a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations. If we cannot manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.

If we do not respond effectively to technological change, our products and services could become obsolete and our business may fail.

The development of our products and services and other technology entails significant technical and business risks. To remain competitive, we must continue to improve our Storage Management Solutions products and their Responsiveness, functionality and features.

High technology industries are characterized by:

•

Rapid technological change;

•

Changes in user and customer requirements and preferences;

•

Frequent new product and services introductions embodying new technologies; and

•

The emergence of new industry standards and practices.

The evolving nature of the Internet could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to:

•

license or acquire leading technologies useful in our business;

•

develop new services and technologies that address our users’ increasingly sophisticated and varied needs; and

•

Respond to technological advances and emerging industry and regulatory standards and practices in a cost effective and timely way.

Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not use new technologies effectively or adapt our technology and systems to user requirements or emerging industry23standards in a timely way. In order to stay technologically competitive, we may have to spend large amounts of money and time. If we do not adapt to changing market conditions or user requirements in a timely way, our business, financial condition and results of operations could be adversely affected.

We face competition for customers that could effectively keep us from being successful in our planned business operations.

We compete with our current and potential customers’ internal records and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company, such as us, for their future records and information management services needs or that they will use us to provide these services. We also compete with multiple records and information management services providers in all geographic areas where we operate. Potential competitors with established market share and greater financial resources may introduce competing products. Thus, there can be no assurance that we will be able to compete successfully in the future, or that competition will not have a material adverse affect on our results of operations. We also compete with multiple information protection and storage services providers in all geographic areas where we operate.

Our storage systems may fail, and we may be subject to substantial liabilities and could lose a substantial portion of our customer base.

Our disaster recovery framework to control and address systems risks is not fully redundant, and we may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services.

Our operating results could be impaired if we become subject to burdensome government regulation and legal uncertainties, all of which would increase our cash requirements and may cause our business to fail.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:

•

User privacy;

•

pricing;

•

Content;

•

Copyrights;

•

Distribution; and

•

Characteristics and quality of products and services.

The adoption of any additional laws or regulations may decrease the expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues, including property ownership, export of specialized technology, sales tax, libel and personal privacy. Our business, financial condition and results of operations could be seriously harmed by any new legislation or regulation. The application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could also harm our business.

Our Storage Management Solutions products rely substantially on the Internet in multiple states. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our business or prosecute us for24violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws maybe modified and new laws may be enacted in the future.

The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet accessory to impose multiple or discriminatory taxes on electronic commerce. This legislation, known as the Internet Tax Nondiscrimination Act, imposed a moratorium, which commenced November 1, 2003 and ended on November 1,2007, on state and local taxes on electronic commerce, where such taxes are discriminatory, and Internet access, unless the taxes were generally imposed and actually enforced prior to October 1, 1998. Though there are various bills pending in the United States Congress to extend these prohibitions, failure to renew this legislation beyond November, 2007 or adopt new similar legislation, will allow various states to impose taxes on Internet-based commerce. The imposition of these taxes could seriously adversely affect Internet commerce and hinder our ability to become profitable.

The Internet may fail or providers of these services may increase their costs for these and related services, which could increase our costs and make our services less attractive to customers.

The secure transmission of confidential information over public networks is a significant barrier to electronic commerce and communications. Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach. Peering agreements of our business partners like XO Communications with Internet service providers, allow access to the Internet and exchange traffic with these providers. Depending on the relative size of the providers involved, these exchanges may be made without settlement charges. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have an adverse effect on our revenues for our services, most of which require Internet access. Our providers may not be able to renegotiate or maintain peering arrangements on favorable terms, which could increase our costs and expenses and impair our growth and performance.

Our auditor’s “Going Concern” qualification in our consolidated financial statements might create additional doubt about our ability to stay in business, potentially resulting in total stockholder loss on investment.

The following is a quotation from our auditor’s report that is filed as a part of this Annual Report: “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Note 2 of our consolidated financial statements states: “The Company has incurred net losses of $7,322,846 and $4,097,008 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company has an accumulated deficit of $14,374,053 and a working capital deficit of $4,683,613 as of December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals.” There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing, or that such additional debt or equity financing will be available on terms acceptable to the Company.”

Multiple acts of God could result in data loss and subject us to substantial liabilities and the loss of our business and customers.

The operation of our business depends on the efficient and uninterrupted operation of the Internet and our Storage Management Solutions hardware systems. Our systems and operations will be vulnerable to damage or interruption from many sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our servers will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  Any substantial interruptions in the future could result in the loss of data and could destroy our ability to generate revenues from operations.

Risks Related to Our Common Stock our common stock is “penny stock” under Securities and Exchange Commission Rules and Regulations, which means there is a very limited trading market for our shares.

Our common stock is deemed to be penny stock as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if in continuous operation for less than three years); or with average revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;(iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Due to the substantial instability in our common stock price, you may not be able to sell your shares at a profit or at all, and as a result, any investment in our shares could be totally lost.

The public market for our common stock is very limited and volatile. As with the market for many other small companies, any market price for our shares is likely to continue to be very volatile. In addition, factors such as the following may significantly affect our share price:

•

Our competitors’ announcements and successes or failures;

•

Other evidence about the safety or efficacy of our products;

•

Announcements of new competitive products or successes by our competitors;

•

Increased or new governmental regulation of our products;

•

Our competitors’ developments of competing patents or proprietary rights or other technology; and

•

Fluctuations in our operating results.

Our common stock has a limited trading history, and it will be difficult to determine any market trends or prices for our shares where this present limited market is believed to be based primarily on supply and demand.

Our common stock currently is quoted on the Pink Sheets, under the symbol “DIGI.” However, with very little trading history, a trading market that does not represent an “established trading market,” a limited current public, volatility in the bid and asked prices and the fact that our common stock is very thinly traded, you could lose all or a substantial portion of your funds if you make an investment in us.

The sale or potential sale of shares of our common stock that may become publicly tradable under Rule 144 in the future will have a severe adverse impact on any market that develops for our common stock , and you may lose your entire investment or be unable to resell any shares in us that you purchase . We presently have a very limited public float in our shares of common stock that can adversely affect the market price.

12 months from the filing of our Form 10 Registration Statement or on or about May 13, 2009, and provided that we are “current” in the filing of all of our reports that are then required to have been filed with the Securities and Exchange Commission, substantially all shares of our common stock will have been held for at least six months and will be available for public sale under Rule 144. That will substantially increase the shares available to be freely publicly traded. See the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities,” Part II, Item 5, for information about the number of shares that may become available for resale under Rule 144. Also, see the heading “Rule 144,” Part II, Item 5,for information about the possibility of certain shares of common stock that are restricted securities as defined in Rule144 being available for public resale under Section 4(1) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 2:  PROPERTIES

Our Fortress Storage Center is located at 250 Marquette Plaza, Minneapolis, MN 55401, and we have contracted with XO Communications for data center space and communications (the “XO Communications Contract”); XO Communications is a vendor that provides cabinet space, power and Internet connectivity.  This arrangement ensures capital expenditures are at a minimum, while maintaining the flexibility to set up a new data center in any one of the 80 geographically dispersed locations throughout the world.  Our “digitiliti” service is not limited by geographic concerns.  As new customers are added, we will also add capacity to our Fortress Storage Center that has virtually unlimited scalability.  Our Fortress Storage Center occupies approximately 1,500 square feet of this facility, at a cost of $3,300 per month, and houses our equipment and software.

Also located at 250 Marquette Plaza, we lease office space comprised of approximately 3,093 rentable square feet,  at a monthly base rent of $2,834.33 and $3,092.00 in 2007 and 2008, respectively (the “FRM Associates Lease”).  With monthly operating expenses and monthly real estate tax assessments added to these base 5,755.90 rental amounts, the overall monthly lease cost on this space approximates to $5,153.00 and $5,576 for 2007 and 2008, respectively.  We vacated these premises in August, 2007.  This office space lease has been sublet to a local company effective May, 2008, throughout the duration of the lease period.  Sublease income is $3,607.33 for June 1, 2008 – April 30, 2009, and $3,865 for May 1, 2009 – September 30, 2010 (the “EBC Minneapolis, Inc. Sublease Agreement”).  The landlord under the FRM Associates Lease consented to this sublease, subject to the guarantee of Brad D. Wenzel, our current Chairman of the Board, and Ronald G. Wenzel, a former officer and director of Storage.  In December 2008, the subtenant filed for

Chapter 11 bankruptcy and was two months delinquent at that time. We have reflected this delinquent amount as a rent receivable as of December 31, 2008. The subtenant has been current on all sublease payments throughout 2009.

On April 23, 2007, we leased approximately 8,736 square feet, consisting of floors three and four of the building located at 266 East 7th  Street, St. Paul, MN 55101 (the “Upper Corner Lease”), for a term of four years and seven months, ending on December 31, 2011, for $4,450 per month from June 1, 2007, to December 31, 2007; $6,450 from January 1, 2008, to December 31, 2008; and at a lease rate to be determined in line with other commercial properties in the downtown area, including yearly increases, from January 1, 2009, until December 31, 2011.

For additional information about our facilities, see the heading “Introduction” of the heading “Business,” Part 1, Item 1.

Copies of the XO Communications Contract, the FRM Associates Lease, as amended, the EBC Minneapolis, Inc. Sublease Agreement and the Upper Corner Lease were filed as Exhibits to our Form 10 Registration Statement.  See Part IV, Item 15.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  To the knowledge of our management, no director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low bid information for our common stock on the Pink Sheets for the quarterly periods commencing January 1, 2007, and ending December 31, 2008. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.  Our Pink Sheets trading symbol is “DIGI.” There has never been a public market for shares of common stock of Storage.

	Closing Bid
Quarter Ended	High	Low
March 31, 2007*	$1.75	$1.05
June 30, 2007*	$4.05	$1.25
September 30, 2007*	$3.00	$2.50
December 31, 2007*	$2.50	$1.25
March 31, 2008*	$1.50	$1.05
June 30, 2008*	$1.80	$1.05
September 30, 2008*	$2.25	$0.51
December 31, 2008*	$1.01	$0.20

*

Reflects the Recapitalization that was comprised first of the 40,000 for one reverse split with rounding up to the nearest whole share, and second the 200 for one dividend.  See the heading “Company Recapitalization” of the heading “Business Development,” Item 1.

Presently, there are only 1,290,720 of our outstanding shares that are freely publicly tradable; however, assuming we are current in our filings under Section 13 of the Exchange Act on May 13, 2009, a date that is one year from the filing of our 10 Registration Statement, all of our shares that have been held for at least six months or those converted into shares by the conversion of convertible notes that have been held for at least six months and other shares with a six month holding period, with the satisfaction of other conditions outlined directly below, can be resold under Rule 144.  That will substantially increase the shares available to be freely publicly traded.  See the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.” of this Item, for information about the number of shares that may become available for resale under Rule 144.  Also, see the heading “Rule 144,” of this Item, directly below, for summary information about the other terms and conditions required to be complied with for resales under Rule 144.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•

Current public information,

•

Volume limitations,

•

Manner of sale requirements for equity securities, and

•

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We currently have approximately 364 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

Other than our 200 for one stock dividend discussed under the heading “Company Recapitalization” of the heading “Business Development” of Part I, Item 1, we have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, because we are presently involved in funding our business operations and our intended Plan of Operations.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,116,806*	$0.37	1,659,000(2)
Equity compensation plans not approved by security holders	None	None	None
Total	4,116,806(1)	$0.37	1,659,000(2)

(1)  Reflects the overall grant of five year options totaling 7,341,000 that vest over various periods, less (1) the cancellation, effective April 17, 2008, of an option to purchase 525,000 shares granted to an employee who is no longer employed by us and (2) the forfeiture during the 4th quarter of 2008 of unvested options totaling 2,699,194 pertaining to employees who are no longer employed by us.

(2)   Reflects the total 9,000,000 shares authorized for issuance less the overall grant of five year options totaling 7,341,000.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Digitiliti, Inc. Sales

Common Stock and Bridge Loan Offering of 12% Convertible Note Units

To whom	Date	Number of shares/ $ for described Units	Consideration*
Eric S. Nelson	1/13/2006	75,000	Issued for services rendered
SEC Consulting Group LLC	1/13/2006	75,000	Issued for services rendered
Alan Shelton	3/17/2006	6,784	Issued for payment of a liability
Edgar Thomas	3/17/2006	7,789	Issued for payment of a liability
Erik S. Nelson	5/31/2006	50,000	Issued for services rendered
SEC Consulting Group LLC	5/31/2006	50,000	Issued for services rendered
Storage Merger	8/17/2007	21,439,427	Exchange of securities in Storage Merger(1)
Bridge Loan Offering	8/07/2008	$3,881,450	12% Convertible Note Unit Offering(2)
StorageSwitch, LLC	4/17/2008	299,920	Services rendered in connection with software purchase
Martin Janis & Company	4/17/2008	70,000	Issued pursuant to a Letter Agreement
StorageSwitch	6/30/08	74,880	Services rendered in connection with software purchase
StorageSwitch	9/30/08	24,960	Services rendered in connection with software purchase
Martin Janis & Company	12/31/08	70,000	Pubic relations services rendered

Warrants

A summary of warrant activities for the years of 2007 and 2008 is as follows:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2006	4,025,484	$0.35
Granted	3,461,924	1.78
Exercised	(3,951,260)	0.35
Outstanding at December 31, 2007	3,536,148	1.75
Granted	2,800,450	1.51
Exercised	(136,250)	0.75
Outstanding at December 31, 2008	6,200,348	1.59

All warrants were fully vested and exercisable at December 31, 2008.

The weighted-average remaining contractual life of warrants outstanding at December 31, 2008, and 2007, was  4 years and 5.12 years, respectively. The weighted-average grant date fair value of warrants granted in 2008 and 2007 was $1.11 and $0.51 respectively.  Please note the Modification Proposal made to our convertible note holders who were also warrant holders that is discussed in Part I, Item 1, under the heading “Business Development.”

Options

A summary of option activities for the year of 2007 and 2008 was as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	-	$-
Granted	3,441,000	0.37
Outstanding at December 31, 2007	3,441,000	0.37
Granted	3,900,000	0.38
Canceled	(525,000)	0.35
Forfeited	(2,699,194)	0.38
Outstanding at December 31, 2008	4,116,806	0.37

The weighted-average remaining life of all options outstanding at December 31, 2008, and 2007, was 3.8 years and 4.55 years, respectively. The weighted-average grant date fair value of options granted in 2008 and 2007 was $1.07 and $0.15, respectively.

Note on Storage Merger Exchange

 (1)  The following table reflects the outstanding securities of Digitiliti and Storage on a pre-Merger and combined post-Merger basis:

Digitiliti Pre-Merger Outstanding Shares	Storage Pre-Merger Outstanding Shares (i)	Storage Pre-Merger Outstanding Convertible Securities (ii)	Digitiliti Post-Merger Outstanding Shares (iii)	Digitiliti Post-Merger Outstanding Convertible Securities (ii)
369,211 Shares	21,320,216 Shares	12,415,014 Shares	21,439,427 Shares	12,415,014 Shares

(i)

Includes 10,571 shares issued by us to Storage’s Chief Accounting Officer that were required to have been issued before closing; 4,000 shares issued by us to Storage’s public relations firm pursuant to a Letter Agreement executed prior to the closing of the Storage Merger that were required to have been issued before closing; 20,614 shares issued at $0.35 per share to four stockholders who had pre-emptive rights to acquire additional shares of common stock of Storage at the closing of the Storage Merger; and 3,051 shares issued pursuant to rounding in connection with the Recapitalization.

(ii)

We assumed (i) 4,118,364 outstanding Storage warrants to acquire 4,118,364 shares of common stock at $0.35 - $0.50 per share; (ii) $1,618,550 in 12% convertible notes which are convertible into shares of our common stock at a conversion price of $0.50 per share (3,237,100 shares), and one (1) warrant for each $1.00 invested (1,618,550 warrants), half at an exercise price of  $1.50 per share and half at exercise price $2.25 per share; and (iii) 3,441,000 options to purchase shares of our common stock for shares underlying stock options granted by Storage pursuant to its 2007 Stock Option Plan, with the latter being subject to vesting requirements of the respective stock option grants.

(iii)

Takes into account the one for one exchange of our shares of common stock for outstanding shares of common stock of Storage under the Storage Merger and the cancellation of 250,000 post-Recapitalization shares of our common stock owned and acquired by Storage on January 5, 2007, which were cancelled under the Storage Merger.

Note on 12% Bridge Loan Offering of 12% Convertible Note Units

After the Storage Merger, we continued offering convertible notes, selling an additional amount of $1,531,000 through December 31, 2007, and $2,350,450 as part of the total of $5,500,000 offered.  The 12% convertible notes were restricted securities as defined in Rule 144 of the Securities and Exchange Commission and were convertible into shares of our common stock at $0.50 per each share, subject to there being an effective registration statement covering the underlying shares that has been filed with the Securities and Exchange Commission.  We assumed these convertible notes and the other components of the unit offered (the “Unit”).  The Unit was comprised of the convertible note, one-half warrant to acquire one-half share of our common stock for each $1.00 invested, with a five year term and exercisable at $1.50 per share of common stock (the “A Warrants”), and with no exercise during the first six months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission (callable at $0.01 per warrant, if our common stock trades for 20 consecutive days on its principal market above $2.25 per share, also provided there is an effective registration statement covering the underlying shares that has been filed with the Securities and Exchange Commission); and one-half warrant to acquire one-half share of our common stock for each $1.00 invested, with a five year term and exercisable at $2.25 per share (the “B Warrants”) under the same terms and conditions, but callable at $0.01 per warrant if our common stock trades for 20 consecutive days on its principal market above $3.00 per share.  The convertible notes had a maturity date that was 18 months from the date of issuance.  Convertible note holders are not considered stockholders until the convertible note are converted; and are not entitled to vote on any matter submitted to stockholders by us. Many of these convertible notes were the subject of our Modification Proposal discussed under the heading “Business Development” of Part I, Item 1.

Storage Elements, Inc. Sales (Subject to Adjustment to the Computations in Note (1) on Storage Merger Exchange Above)

Common Stock Table

Name or Group	No. of Shares	Consideration
Founders (1)	9,000,000	(1)
Private Offering Investors	10,011,455	$0.35 - $3,504,010
Ronald G. & Laura Wenzel	536,237	$0.35 - $187,683
Jonathan S. & Pamela J. Miner	214,286	$0.35 - $75,000
Martin Janis & Co., Inc. (2)	24,000	Services (2)
Consultants (3)	1,500,000	Services (3)
Total	21,285,980

(1)  Brad D. Wenzel and Ronald G. and Laura Wenzel, his father and step mother, respectively, founders of Storage, acquired 5,397,302 and 1,801,349 shares of Storage at inception for nominal consideration; Pamela J. Miner acquired 1,801,349 shares of  at or near inception of Storage for the sum of $250,000 or approximately $0.14 per share, by executing a bank loan in that amount that is still outstanding and that was guaranteed by Storage, with the understanding that if Storage had to repay any of the loan, a proportionate share of these shares would be returned to Storage, subject to a floor of 94,453 shares.  For example, if Storage was required to pay $125,000 of this loan, 50% of Ms. Miner’s shares would be returned.  All of these shares were exchanged under the Storage Merger.  See the heading “Digitiliti, Inc. Sales” of this Item, above, specifically Note 1 and the table respecting the Storage Merger and related notes.

(2)  Martin Janis & Company, Inc., a public relations firm, agreed to provide public relations services to Storage for the period from September 1, 2006, to and including August 31, 2007, in consideration of these shares; subject to full performance of these services, 20,000 of these shares were issued on July 3, 2007, and 4,000 of these shares were issued on October 31, 2007 (authorized for issuance in April, 2007), of an aggregate total of 24,000 shares reserved for these services.  These shares are valued at $1.00 under the Letter Agreement with this party.  All of these shares were exchanged under the Storage Merger.  See the heading “Digitiliti, Inc. Sales” of this Item, above, specifically Note 1 and the table respecting the Storage Merger and related notes.

(3)  Storage agreed to cause to be issued for services rendered in connection with the acquisition of its controlling interest in us and for other consulting services, an amount of shares of Storage that would represent not less than 1,500,000 post-Storage Merger shares of our common stock. These services were valued at $0.35 per share.  All of these shares were exchanged under the Storage Merger.  See the heading “Digitiliti, Inc. Sales” of this Item, above, specifically Note 1 and the table respecting the Storage Merger and related notes.

Bridge Loan Offering

From March 1, 2007, Storage sold $1,618,550 of 12% convertible notes to the effective date of the Storage Merger, which was August 17, 2007.  All of these 12% convertible notes were exchanged under the Storage Merger, and we assumed the issuance of our shares of common stock on conversion.  See the heading “Digitiliti, Inc. Sales” of this Item, above, specifically Note 1 and the table respecting the Storage Merger and related notes.

Warrant Table

Name or Group	No. of Warrants	Consideration	Exercise Price	Expiration Date
M2 & Assoc. (1)	3,726,520	Services	$0.35 (1)(6)	2013
Data Sales (2)	307,990	Financing	$0.35 (2)(6)	2014
J. Ringer, CPA (3)	67,854	Services	$0.35 (3)(6)	2012
JPR Communications (4)	16,000	Services	$0.50 (4)(6)	2012
Note Offering (5)	1,618,550	12% Notes (5)(6)	(5)(6)	2012

                (1)   These warrants were issued to M2 or its associates for services rendered in introducing potential investors to Storage.

(2)  These warrants were issued under an agreement by which Data Sales provided financing services regarding certain leased equipment for Storage.

(3)   Issued for consulting services, primarily in-house accounting services.

(4)   Issued for pubic relations and marketing services.

(5)   Issued as part of Storage’s Bridge Loan Offering.

(6)   All of these warrants were exchanged under the Storage Merger, and we assumed the issuance of our shares of common stock on exercise.  See the heading “Digitiliti, Inc. Sales” of this Item, above, specifically Note 1 and the table respecting the Storage Merger and related notes.

Exemptions from Registration for Sales of Restricted Securities.

We issued all of these securities to persons who were “accredited investors” or “sophisticated investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Registration of sales to “accredited investors” and a limited number of “sophisticated investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

Some of these securities that we assumed under the Storage 2007 Stock Option Plan were issued pursuant to Rule 701 of the Securities and Exchange Commission, and the issuance of these securities were registered with the State of Minnesota pursuant to Minn. Stat. §80A.15 Subd. 2(s).

Use of Proceeds of Registered Securities

Neither we nor Storage have offered or sold any registered securities, with the exception of options granted under the Storage 2007 Stock Option Plan (to which the Digitiliti, Inc. 2007 Stock Option Plan may be deemed to be a successor stock option plan), which were registered by notification with the State of Minnesota.  No proceeds were received in connections with the grant of these stock options.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2008, and 2007.  Further, except as outlined under the caption “Recent Sales of Unregistered Securities,” above, none of our affiliates purchased any of our equity securities during the periods indicated.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

We are currently organized into four major areas of focus.  The intent is to deploy resources for the short term current Pharaoh Fortress Storage Center operations and for the strategic new product development and launch.   The four major areas are:

(1) An operational arm to manage and focus on the current Pharaoh operations including customer support and satisfaction, continuous operational improvements, and on sales support and growth, both with business partners and direct customers.  In addition, the operations organization will build and manage the test development system for the new product.  This will ensure independence in testing.

(2) A new product development team to focus on finishing development and launching the new product n 2009.

(3) A sales and marketing team to develop the marketing strategy and sales plan for the new product, including marketing deliverables, target markets, competitive intercept strategies, and business partnerships.

(4) A financial and administrative team to focus on business results, expense management, business controls, investor and outside communications, and Human Resources.

Our facilities enable us to provide offsite disaster recovery with an emphasis on intraday protection and restore for all our customers primary data centers and geographically dispersed offices or campus settings.  Our Fortress Storage Center is located in the base of the former Minneapolis Federal Reserve Bank.  It is a one of a kind facility that provides our web based on-demand backup/restore service (“digitiliti”) with all the benefits of direct fiber access to a “Level 5” data center. The Fortress Storage Center has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking.  It also has battery generator back up power, temperature and humidity controls and fire suppression systems.  Our “digitiliti” Fortress Storage Center utilizes the following technologies:

•

XO Communications Level 5 RAID System Data Center.

•

High performance fiber channel and iSCSI RAID Systems or Arrays (“RAID Systems”).

•

Foundry Networks Fast Iron Gigabit Ethernet Switches.

•

Qlogic fiber channel switches and iSCSI adapters.

•

Dell Power Edge servers.

•

N+1 Grid Architecture for backup.

•

Diesel powered generators to protect against power outages.

•

Unlimited bandwidth to grow.

•

Exanet Global Files System and IBM DS4100 RAID Systems.

We utilize both direct in-house sales and sales through business partners such as VAR’s (Value Added Remarketers) and 3rd Party Integrators.  Our resellers have extensive data storage knowledge and expertise and an established customer base.  Our sales plan targets reseller, OEM and channel partnerships regionally and nationally that possess utility-oriented sales systems.  We and our partners target vertical markets specifically in the Small Business Market (SMB) and the Small and Intermediate size Enterprises of 100 – 500 employees with an average of 4 sites and 5 – 20 TB of information to archive.

We provide our sales partners with marketing and technical material to assist in sales effort.  These marketing efforts include development of brochures, testimonials, white papers, trade journal advertising and enhancements to our website, as well as attending a number of trade shows and speaking engagements, both locally and nationally, which also assists in building the “digitiliti” brand.

Our ability to provide outstanding training and support utilizing web-based technology and teleconferencing enables a national distribution network without incurring significant support and travel costs.  Our team has a Pharaoh Business senior management meeting weekly to review business results, review technical support incidences, customer issues and opportunities, and to drive the continuous improvement in Fortress Storage Center operations.

As a result of our sales and marketing efforts in our existing product, Pharaoh, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; and by year end 2008, to over 700 customers. Correspondingly, our annual sales have increased from $402,638 in 2006, to $1,329,386 in 2007 and $3,075,308 in 2008.  This reflects average monthly revenue between $275,000 and $300,000.   Despite the significantly improved cash flows provided by the increased sales the Company is experiencing and anticipates cash flow shortages resulting from new product development, product launch and potential convertible debt repayment needs.

We have invested significant resource in 2008 to expand our “digitiliti” product offering by developing a new generation of leading edge information management software.  Our new product represents a significant step toward our goal to become a technology leader in the information management marketplace.  We call this new market the “information

Area Network” market.  The new product is currently in development, with launch in 2009.  We are very encouraged by the strong feedback from the customers and industry analysts as we present our “Information Area Network.”  This product is initially targeted to small and intermediate establishments and enterprises in selected markets with a sales and support model similar to our current business model. Our future plans include scaling the performance to operate in a large enterprise environment.

The process of refining our “digitiliti” product plans, sales and marketing approaches, our product packaging, our infrastructure scaling methods and revenue generation offerings are underway.  We will focus on product positioning, branding, and building solid partnerships with a goal of increasing market share and reducing our cost of goods sold, while maintaining strong profit margins.

To fund this effort, we have been aggressively taking steps to reduce overall operating costs as we conserve cash.  Since January 2008, we have reduced our annual salaries and wages by 16%, while increasing operational efficiencies and lowering our overall costs of goods sold.  We are able to do this and maintain our current schedule and product content. We continue to seek additional opportunities for operating cost reduction while managing new product introduction timelines.

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

We have also evaluated our current portfolio of products and services and have determined strategic and non-strategic business opportunities.  From this strategic analysis, we have determined that our new product, Pyramid, is positioned to achieve significantly more market opportunity potential than our current Pharaoh Business operations.  Therefore, we are currently evaluating the sale of our Pharaoh Business Fortress Storage Center in order to more sufficiently fund our strategic new product direction.  We currently have a non-binding Letter of Intent to negotiate the sale of our Pharaoh Business operations.  It is anticipated that any sale of the Pharaoh Business Fortress Storage Center that may be negotiated will be submitted to our stockholders for approval in accordance with the Delaware Business Corporation Act.

Our increase in customer growth and overall sales has been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007.  Prior to the implementation of the Modification Proposal (discussed below), these convertible notes reflected a $.50 per share conversion rate upon expiration of an 18-month maturity date, currently resulting in unadjusted principal and accrued interest due of $1,334,770 estimated as of December 31, 2008. In addition, for every dollar invested, these convertible notes allowed each investor to receive one half warrants to acquire one half of a share of our common stock with a five year term at $1.50 per share and $2.25 per share. No warrant can be exercised during the first 6-months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed covering the shares underlying these warrants with the Securities and Exchange Commission.

We contacted our convertible note holders to seek to restructure this debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes.  On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved a reduction in the $1.50 and $2.25 exercise price of the convertible note holders warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes, from $.50 per share to $.35 per share; the resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes.   $35,000.00 in convertible notes had already been converted at the time of these resolutions; accordingly, we were obligated to issue a total of 109,000 shares of our common stock for division among these holders. Information about conversions and extensions of these convertible notes under our Modification Proposal is contained in various table under the heading “Business Developments” in Part I, Item 1.

Periods	Total of Convertible Notes Outstanding at 04/20/09	Amount of Accrued Interest on Convertible Notes Outstanding at 04/20/09	Principal and Accrued Interest on Notes Outstanding at 04/20/09	Due Date For Accrued Interest & Convertible Notes
1st Qtr 2007	$60,000	$13,746	$73,746	Sept 2008
2nd Qtr 2007	$225,000	$45,562	$270,562	Dec 2008
3rd Qtr 2007	$130,000	$21,518	$151,518	Mar 2009
4th Qtr 2007	$240,000	$36,423	$276,423	June 2009

1st Qtr 2008	$15,000	$1,524	$16,524	Sept 2009
2nd Qtr 2008	$143,000	$11,462	$154,463	Dec 2009
3rd Qtr 2008	$65,000	$3,376	$68,376	Mar 2010
4th Qtr 2008	$0	$0	$0	June 2010
1st Qtr 2009	$0	$0	$0	Sept 2010
	$878,000	$133,612	$1,011,612

Liquidity and Capital Resources

In order to fund the 2008 net loss of $7,322,846, as well as the need to continue investing in property and equipment and software licenses to expand the capacity of the Fortress Storage Center, we relied on a combination of the proceeds of the issuance of convertible debt of $2,800,450 and proceeds received from a note payable of $195,341 from a related party. In 2007, the net loss of $4,097,008 and capital expenditure requirements were met by issuing convertible debt of $3,149,550, the receipt of $755,393 from the sale of our common stock and entering into capital leases for equipment and software licenses totaling $607,153.  At December 31, 2008, our cash balance was $36,317 compared to $241,333 at December 31, 2007.

Net cash used by operating activities in 2008 was ($1,215,732) compared to ($2,266,486) in 2007.  Net cash used by operating activities for 2008 was primarily impacted by:

•

Net loss of ($7,322,846).

•

Depreciation and amortization of $1,053,159.

•

Amortization of discount on convertible debt issued of $1,124,548.

•

Stock issued for professional services of $405,686.

•

Employee stock option compensation expense of $1,217,738.

•

Increase in accounts receivable of $354,961.

•

Increase in trade accounts payable of $777,672.

•

Increase in accrued expenses of $816,324.

Net cash used by operating activities in 2007 was primarily impacted by:

•

Net loss of ($4,097,008).

•

Depreciation and amortization of $709,831.

•

Amortization of discount on convertible debt issued of $177,783.

•

Stock issued for professional services of $525,000.

•

Employee stock option compensation expense of $359,194

•

Increase in accounts receivable of $190,588.

•

Decrease in trade accounts payable of $220,376.

•

Increase in accrued expenses of $311,935.

Net cash used by investing activities in 2008 was $559,635, primarily related to the purchase of software licenses totaling $447,525 and the investment in property and equipment of $112,110. Net cash used by investing activities in 2007 was $656,284 and was comprised of $44,629 for equipment purchases, $436,655 for the purchase of software licenses and $175,000 for a deposit on the investment in Cyclone Holdings, Inc.

Net cash provided by financing activities in 2008 was $1,570,351, primarily comprised of $2,800,450 from the issuance of convertible debt and proceeds of $195,341 from a related party debt.  Offsetting these items were $255,050 in payments of financing costs and $679,140 in principal payments on capital leases.  Net cash provided by financing activities in 2007 was $2,975,433, primarily comprised of $3,149,550 from the issuance of convertible debt and $755,393 from the sale of common stock.  Offsetting these items were $319,955 in payments of financing costs and $448,419 in principal payments on capital leases.

After implementation of our Modification Proposal referenced above respecting our outstanding convertible notes, the following table reflects as of April 20, 2009, the total amount of the convertible notes that were outstanding during each quarter when sold and the remaining principal and accrued interest outstanding from those convertible note holders which did not convert or extend their convertible notes:

				Principal &	Due Date
		Principal	Acc. Interest	Accrued	for Principal
		Balance of	on	Interest on	& Accrued
		Conv. Notes	Conv. Notes	Conv. Notes	Interest
	Total of	Outstanding	Outstanding	Outstanding	on
	Conv. Notes	as of	as of	as of	Conv. Notes
	Sold	4/20/2009	4/20/2009	4/20/2009	at 12-31-08
1st qtr 2007	$ 401,050	$ 60,000	$ 13,746	$ 73,746	Sep-08
2nd qtr 2007	$ 707,500	$ 225,000	$ 45,562	$ 270,562	Dec-08
3rd qtr 2007	$ 1,165,000	$ 130,000	$ 21,518	$ 151,518	Mar-09
4th qtr 2007	$ 926,000	$ 240,000	$ 36,423	$ 276,423	Jun-09
1st qtr 2008	$ 808,500	$ 15,000	$ 1,524	$ 16,524	Sep-09
2nd qtr 2008	$ 945,500	$ 143,000	$ 11,463	$ 154,463	Dec-09
3rd qtr 2008	$ 546,450	$ 65,000	$ 3,376	$ 68,376	Mar-10
4th qtr 2008	$ -	$ -	$ -	$ -	Jun-10
1st qtr 2009	$ -	$ -	$ -	$ -	Sep-10
	$ 5,500,000	$ 878,000	$ 133,612	$ 1,011,612

An aggregate of $420,000 of these convertible notes was due at December 31, 2008; and an aggregated of $495,826 of these convertible notes were due at March 31, 2009 (this amount includes the sum due at December 31, 2008).  Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations..

Results of Operations

For the 12 month periods ended December 31, 2008 and 2007

Our sales for 2008 increased to $3,075,308 compared to $1,329,386 in 2007.   The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center combined with the growth in existing customer data.   At the end of 2008, we had 731 customers with “digitiliti” service contracts compared to 508 at the end of 2007.  The growth of customer contracts is a direct result of the emphasis we placed on marketing our “digitiliti” service.  Our efforts included concentrating significant resources refining our product presentation, product positioning and pricing models.  Also, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Gross margin for 2008 was $1,028,027 compared to $(125,143) in 2007, reflecting a 33.43% and (9.41)% gross margin percentage, respectively. This increase in gross margin and gross margin percentage reflects the inherent benefits of our business model that relies on the organic growth of our customer’s data, yet does not require a proportionate expenditure in capital costs. Our Fortress Storage Center can efficiently manage and support this data growth without requiring significant capital cost.

Research and development expenses for 2008 were $1,731,766 compared to $24,784 in 2007.  This significant increase  reflects the continuing development of our Pyramid product.  During 2008, we purchased existing enterprise software and engaged a third party development firm in India to refine this software to meet the service and product designs of our primary customer base – the small to medium size customer.   We are currently evaluating the market potential and analyzing various distribution channels for the Pyramid product.

Selling and marketing expenses remained stagnant between 2008 and 2007 with expenditure totaling $782,546 and $794,431, respectively.  This even expenditure pattern reflects a disciplined marketing program related to our current “digitiliti” service while the Company continues to refine its marketing strategy related to the Pyramid product.

General and administrative expenses increased by $862,295 to $3,469,272 in 2008 compared to $2,606,977 in 2007.

The increase is attributable to consulting fees, stock-based compensation, and legal and accounting expense associated with the successful filing of our Form 10 Registration Statement in 2008, as well as the issuance of convertible debt and associated warrants.

Interest expense for 2008 increased by $1,697,412 to $2,243,085 compared to $545,673 for 2007.  The increase reflects interest expense associated with the convertible debt issued during 2008 and the related amortization of the deferred financing costs and discount of the associated warrants.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the year ended December 31, 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGITILITI, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

C O N T E N T S

Page(s)

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

40

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

42

Consolidated Statements of Operations

43

Consolidated Statement of Stockholders’ Deficit

44

Consolidated Statements of Cash Flows

45

Notes to Consolidated Financial Statements

47 - 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Digitiliti, Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheet of Digitiliti, Inc. as of December 31, 2008 and the related consolidated statement of operations, cash flows and changes in stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digitiliti, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Digitiliti, Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheet of Digitiliti, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitiliti, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Lurie Besikof Lapidus & Company, LLP

Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota

May 13, 2008

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2008	2007
CURRENT ASSETS
Cash	$36,317	$241,333
Accounts receivable, net	549,127	292,542
Other current assets	201,488	95,527
Total current assets	786,932	629,402

Property and equipment	1,105,113	1,433,482
Software license	1,302,158	1,153,999
Deferred financing costs	202,484	242,906
Other assets	6,322	-

Total assets	$3,403,009	$3,459,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$234,957	$92,000
Accounts payable – related parties	104,869	-
Accrued expenses	1,136,408	377,308
Due to related parties	87,622	60,176
Current maturities of notes payable	875,365	45,906
Current maturities of notes payable – related parties	156,540	241,540
Current maturities of convertible debt	2,435,466	1,062,631
Current maturities of capital lease obligations	439,318	687,159
Total current liabilities	5,470,545	2,566,720

Notes payable, non-current	-	439,094
Convertible debt, non-current	1,758,252	1,054,290
Convertible debt – related parties, non-current	342,532	-
Capital lease obligations, non-current	65,037	198,162
Deferred rent	18,130	21,153
Other liabilities	3,607	-
Total liabilities	7,658,103	4,279,419

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 26,665,020 and 25,081,444 shares issued and outstanding	26,665	25,081
Additional paid-in capital	10,092,294	6,206,496
Accumulated deficit	(14,374,053)	(7,051,207)
Total stockholders’ deficit	(4,255,094)	(819,630)

Total liabilities and stockholders’ deficit	$3,403,009	$3,459,789

See notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007

Revenues	$3,075,308	$1,329,386
Cost of revenues	2,047,281	1,454,529

Gross profit	1,028,027	(125,143)

Operating expenses:
Selling and marketing	782,546	794,431
General and administrative	3,469,272	2,606,977
Research and development	1,731,766	24,784
Total operating expenses	5,983,584	3,426,192

Loss from operations	(4,955,557)	(3,551,335)

Loss on settlement of debt	124,204	-
Interest expense	2,243,085	545,673
Net loss	$(7,322,846)	$(4,097,008)

Net loss per common share – basic and diluted	$(0.29)	$(0.19)

Weighted-average shares outstanding – basic and diluted	25,613,237	21,885,026

See notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2006	17,172,520	$17,172	$2,961,358	$(2,954,199)	$24,331

Issuance of common stock, net of $83,131 fee	2,395,783	2,396	752,997	-	755,393
Conversion of debt to equity	224,857	225	78,475	-	78,700
Stock issued for services	1,524,000	1,524	547,476	-	549,000
Merger of investment in Cyclone Holdings, Inc.	122,262	122	(230,622)	-	(230,500)
Warrants exercised cashless	3,642,022	3,642	(3,642)	-	-
Warrants issued for:
Services	-	-	113,596	-	113,596
Capital leases	-	-	367,252	-	367,252
Convertible debts	-	-	1,260,412	-	1,260,412
Employee stock option expense	-	-	359,194	-	359,194
Net loss	-	-	-	(4,097,008)	(4,097,008)

BALANCE, DECEMBER 31, 2007	25,081,444	25,081	6,206,496	(7,051,207)	(819,630)

Stock issued for convertible debt	869,562	870	260,790	-	261,660
Stock issued for settlement of debt	108,004	108	161,898	-	162,006
Stock issued for services	219,760	220	405,466	-	405,686
Stock issued for R&D project	250,000	250	374,750	-	375,000
Cashless exercise of warrants	136,250	136	(136)	-	-
Discount on convertible debt relating to warrants	-	-	1,288,767	-	1,288,767
Additional Beneficial Conversion Feature on converted debts	-	-	85,812	-	85,812
Warrants expense	-	-	90,713	-	90,713
Employee stock option expense	-	-	1,217,738	-	1,217,738
Net loss	-	-	-	(7,322,846)	(7,322,846)

BALANCE, DECEMBER 31, 2008	26,665,020	$26,665	$10,092,294	$(14,374,053)	$(4,255,094)

See notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(7,322,846)	$(4,097,008)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	753,803	542,638
Amortization of software licenses	299,356	167,193
Amortization of deferred financing costs	295,472	77,049
Amortization of discount on convertible debt	1,124,548	177,783
Loss on settlement of debt	124,204	-
Bad debt expense	98,376	-
Accounts payable written off	-	(76,140)
Interest added to due to related party	-	5,703
Common stock issued for services	405,686	525,000
Common stock issued for R&D project	375,000	-
Employee stock option expense	1,217,738	359,194
Additional Beneficial Conversion Feature on converted debts	85,812	-
Warrants expense	74,423	113,596
Changes in operating assets and liabilities:
Accounts receivable	(354,961)	(190,588)
Other current assets	(105,961)	29,036
Other assets	(5,172)	-
Accounts payable - trade	777,672	(220,376)
Accounts payable – related parties	104,869	-
Accrued expenses	816,324	311,935
Due to related parties	19,341	-
Deferred rent	584	8,499
Net cash used by operating activities	(1,215,732)	(2,266,486)

INVESTING ACTIVITIES
Purchases of property and equipment	(112,110)	(44,629)
Purchases of software licenses	(447,525)	(436,655)
Investment in Cyclone Holdings, Inc.	-	(175,000)
Net cash used by investing activities	(559,635)	(656,284)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt, net financing costs	2,545,400	2,829,595
Payments on capital lease obligations	(679,140)	(448,419)
Payments on notes payable	(210,909)	-
Proceeds from notes payable – related parties	175,000	-
Payments on notes payable – related parties	(260,000)	(56,136)
Proceeds from sales of common stock	-	755,393
Payments on stock rescission payable	-	(105,000)
Net cash provided by financing activities	1,570,351	2,975,433

NET INCREASE(DECREASE) IN CASH	(205,016)	52,663

CASH
Beginning of year	241,333	188,670

End of year	$36,317	$241,333

Cash paid for interest	103,382	113,946
Cash paid for income tax	-	-

Non-Cash Financing and Investing Activities:

Equipment acquired under capital lease, including issuance of warrants for capital lease	314,464	974,405
Cashless exercise of warrants	136	3,642
Discount on convertible debt relating to warrants	1,288,767	1,260,412
Conversion of debt and accounts payable to equity	261,660	78,700
Issuance of common stock through accrued expense	37,802	24,000
Merger of investment in Cyclone Holdings, Inc.	-	225,000
Software licenses purchased with note payable	-	485,000
Reclassification of common stock and additional paid-in-capital due to change in par value from merger	-	15,456
Conversion of payables to convertible debt	-	50,000

See notes to consolidated financial statements.

DIGITILITI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

The Company and Nature of Operations

Digitiliti, Inc. (the Company or Digitiliti (f/k/a Cyclone Holdings, Inc.)) provides cost effective data protection solutions to the small to medium businesses and markets in the United States. The Company is also developing software products to offer data storage solutions for Apple networks.

In December 2006, Storage Elements, Inc. (Storage) agreed to acquire a controlling interest in Cyclone Holdings, Inc. for $225,000 and made an initial payment of $50,000 toward the purchase. On January 5, 2007, Storage paid the remaining balance of $175,000. Digitiliti is currently filing with the Securities and Exchange Commission and experiences limited public trading on the “pink sheets”. The purpose of acquiring a controlling interest was to effect a “reverse” merger of Storage with Digitiliti under which Storage would become a publicly traded company. On August 16, 2007, Storage held a special meeting of its stockholders and approved an Agreement and Plan of Merger among Storage, a Minnesota corporation; Cyclone Acquisition Corp., a wholly-owned subsidiary of Digitiliti, Inc., a Minnesota corporation (Subsidiary); and Digitiliti, Inc., a Delaware corporation formerly known as Cyclone Holdings, Inc. (Digitiliti), sometimes call the “Storage Merger.”

The consolidated financial statements account for the merger as a capital transaction in substance (and not a business combination of two operating entities) that would be equivalent to Storage issuing securities to Digitiliti in exchange for the net monetary liabilities of Digitiliti, accompanied by a recapitalization and, as a result, no goodwill relating to the merger was recorded. Additionally, the merger entities retained the Digitiliti name.

Principles of Consolidation

The consolidated financial statements included the accounts of Storage prior to the merger and Digitiliti, Inc., a Delaware corporation and its wholly owned subsidiary, Cyclone Acquisition Corp., a Minnesota corporation since the merger. All significant intercompany balances and transactions were eliminated.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements and accompanying notes. The significant estimates relate to the collectability of accounts receivable, useful lives of software licenses, valuation of beneficial conversion feature on convertible debts, valuation of warrants and stock options, and valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Credit Risk

Cash is maintained in bank accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the aging, historical experience and management’s judgment of the individual accounts receivable.  Accounts receivable are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection.  Accounts receivable is presented net of the allowance for doubtful accounts of $100,366 and $1,990 at December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Computer equipment and furniture and fixtures are depreciated over three to five years.  Maintenance and repairs are charged to operations when incurred.

Software Licenses

Certain software is licensed from two vendors to facilitate the secure online data storage solution. The licenses are nonexclusive. The term of the licenses is for three years after which the agreements automatically renew for additional one year periods. Either party may terminate the agreements if notice is received sixty days prior to the renewal date. The license fees are amortized over five years.

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets.  When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value.

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At December 31, 2008 and 2007, deferred financing costs incurred totaled $575,005 and $319,955, respectively. Accumulated amortization was $372,521 and $77,049, respectively.

Income Taxes

Storage was organized as an S corporation for income tax purposes. Effective April 2006, Storage terminated its S corporation election and became a C corporation.

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events that have been included in the consolidated financial statements or income tax returns.  Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes (as amended),” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Any change in the net assets or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective for the Company as of January 1, 2007.  The adoption of FIN 48 did not have a significant impact on the Company's consolidated financial statements.

It is the Company's practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by any taxing jurisdiction.

Revenue Recognition

Substantially all of our revenues are derived from monthly fees for storages services pursuant to each customer's service agreement. Service agreements with customers are typically 36-months and allow for termination upon 30 days written notice. The monthly fee is based on the volume data storage utilized. Revenues are recognized in the month the services are provided. Our product offering does not include hardware and we currently do not offer bundled arrangements. To the extent that future revenues are derived from such offerings, those revenues will be accounted for pursuant to SOP 97-2 and EITF 00-21.

 Revenues from monthly fees are recognized based on the Company's determination that the criteria provided in SEC Staff Accounting Bulletin 104 - Revenue Recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured. The Company determines that these criteria have been met by entering into written service agreements with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual amount of data stored on the Company's secure vault system during a particular month. Collectability of revenues has not been an issue as of December 31, 2008 and 2007. If the monthly service fees were not paid, the monthly service would be discontinued.

Research and Development Costs

Research and development costs are expensed as incurred. The Company expensed third party development costs totaling $1,731,766 and $24,784 in 2008 and 2007, respectively.

Share-Based Payment

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment (as amended),” which establishes the accounting treatment for transactions in which an entity exchanges its equity instruments for goods or services.  Under the provisions of SFAS No. 123 (R), share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period).

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted net loss per share is computed based on the weighted-average number of common shares outstanding increased by dilutive common stock equivalents.  For the years ended December 31, 2008 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted earnings per common share.

New Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 applies whenever another U.S.

GAAP standard requires (or permits) measurement of assets or liabilities at fair value, but does not expand the use of fair value to any new circumstances. We also adopted FASB Staff Position ("FSP") No. FAS 157-2, Effective Date of FASB Statement No. 157, which allows us to partially defer the adoption of SFAS 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The adoption of SFAS No. 157 and FSP No. 157-2 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and for disclosure to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us as to business combinations we make beginning in 2009. We are evaluating the impact of SFAS No. 141R, but do not currently expect it to have a significant impact on our financial statements when effective. However, the nature and magnitude of the specific future effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. SFAS 160 also changes the accounting and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. We adopted this standard as of January 1, 2009 and do not expect it to have an impact on our financial statements.

In April 2008, the FASB issued Staff Position FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). The FSP amends the factors considered in developing renewal or extension assumptions for determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The FSP's intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the U.S. Companies must adopt the FSP for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Companies must apply the guidance for determining the useful life of a recognized intangible asset prospectively to intangible assets acquired after the effective date. Companies must also apply certain disclosure requirements prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted this standard as of January 1, 2009 and do not expect it to have a significant impact on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP APB 14-1 is effective for interim periods and fiscal years beginning after December 15, 2008.  The Company will adopt FSP APB 14-1 effective January 1, 2009.  We are in the process of assessing the impact of the adoption of FSP APB 14-1 on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities ("SFAS 133") specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock, including evaluating the instrument's contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. We are assessing the impact of adopting EITF 07-5 on our financial statements.

2.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $7,322,846 and $4,097,008 for the years ended December 31, 2008 and 2007, respectively. In addition, the Company has an accumulated deficit of $14,374,053 and a working capital deficit of $4,683,613 as of December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. In response to these conditions, we may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

3.

Note Receivable

During August 2006, the Company entered into a promissory note formalizing the payment terms related to $25,000 owed to the Company.  During September 2007, the Company entered into a promissory note with another party to repay the entire $25,000.  The payments were not made in accordance with the promissory note. The Company has fully reserved the balance of the note for years ending December 31, 2008 and 2007.

4.

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

In connection with the purchase, we made an initial cash payment of $10,000 upon execution of the Letter of Intent in January 2008, and a cash payment of $200,000 on the date of closing. In addition, we will make a $40,000 cash payment payable when the software is fully developed and in production. We also issued 250,000 shares of common stock in connection with the purchase, valued at $375,000 based upon the quoted market price of our stock on the date of the purchase. We will issue an additional 250,000 shares when the software is fully developed and in production. These shares will be valued based on the quoted market price of our stock on the date of issuance.

The software was not technologically feasible on the date of the acquisition. As a result, this transaction was accounted for as purchased research and development costs and was expensed as research and development expense in accordance with SFAS No. 2.

In conjunction with the execution of the TPA, Digitiliti and StorageSwitch also signed the following agreements; (1) a Non-Compete Agreement, (2) a Non-Disclosure Agreement, (3) a Statement of Work Agreement and (4) a Consulting Services Agreement. Under the Consulting Service Agreement, up through August 1, 2008 we will make the following payments to 2 principals of StorageSwitch: (1) semi-monthly cash payments of $6,250 (totaling $25,000 per month) and (2) the issuance of 12,480 shares of Digitiliti common stock (totaling 24,960 share of common stock per month). Stock issued under this arrangement is accounted for in accordance with EITF 96-18 and valued using the quoted market price of our common stock at the end of each month.

5.

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2007

Computer equipment	$2,551,913	$2,126,479
Furniture and fixtures	14,511	14,511
Total cost	2,566,424	2,140,990
Less accumulated depreciation	(1,461,311)	(707,508)

Property and Equipment	$1,105,113	$1,433,482

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to five years, depending upon the type of equipment. Depreciation expense totaled $753,803 and $542,638 in 2008 and 2007, respectively.

6.

Software Licenses

Software licenses (Note 1) consisted of the following:

	December 31,
	2008	2007

Software licenses	$1,834,625	$1,387,110
Less accumulated amortization	(532,467)	(233,111)

Software Licenses	$1,302,158	$1,153,999

Amortization expense totaled $299,356 and $167,193 in 2008 and 2007, respectively.

7.

Related Parties Transactions

At December 31, 2008 and 2007, balances due to the related parties consisted of the following:

2008

2007

---------------

----------------

Note payable to a stockholder, bearing interest at

2% above prime rate, per annum, due on demand, unsecured                    $       66,481                            $       60,176

Note payable to an officer, bearing interest at 12.25%

per annum, due on demand, unsecured

14,414

-

Note payable to an officer, bearing interest at 12.25%

per annum, due on demand, unsecured

6,727

-

---------------

----------------

Total due to related parties

$       87,622

$       60,176

=========

=========

Interest expense on these payable was $16,912 and $5,704 for 2008 and 2007, respectively.

Management and Founders Agreements:

Jonathan S. Miner and Pamela J. Miner

Effective December 5, 2008, we issued a convertible note to Jonathan S. Miner and Pamela J. Miner, who both currently serve on our Board of Directors, for their advance to us of the sum of $175,000 and their agreement to advance up to an additional $75,000 (which additional sum has been advanced to us), all to be utilized in the development of the Pyramid software storage product.  We also executed a Security Agreement with them whereby we granted to them as collateral and security a lien for the payment of the convertible note and additional indebtedness of theirs or indebtedness they had guaranteed in the past on our behalf in the further aggregate amount of $500,000. (Also see Note 10)

Dan Herbeck

Our interim CEO, Dan Herbeck, who resigned in February 2009, provided consulting services to us through his company, Continental Technologies Solutions, LLC (“Continental”). Total consulting fees for 2008 was $121,969. As of December 31, 2008, accounts payable to Continental was $104,869.

M2 Capital Advisors, Inc.

On May 3, 2006, we executed a consulting agreement with M2. The duties of M2 include introducing the Company to the financial community; researching and identifying potential business partners, executives, consultants and Board of Director candidates; assisting with securing leases or equipment financing; and other general business consulting services. The agreement also provided for the payment of various fees for raising capital, identifying an acquisition/reverse merger candidate, assisting with capital lease arrangements, etc. This agreement was amended March 2007, effective May 6, 2006. Pursuant to the agreement, warrants for 3,643,270 shares were exercised cashless in September and October 2007 with the issuance of 3,359,397 shares of common stock.

At the time, Mark Savage, our former President and a former director, was the President and a principal stockholder of M2. While M2 was engaged, they assisted in raising $3,504,010 of capital from the sale of our common stock and received $350,401 in fees for these services. In addition, M2 assisted in raising $2,035,950 and $3,199,550 in 12% convertible notes and received fees totaling $203,595 and $319,955 in 2008 and 2007, respectively.

In April 2007, M2 received 750,000 shares of restricted common stock as a fee for identifying a potential reverse merger candidate. Of the total shares issued, 297,166 of these shares were issued directly to Mr. Savage.

On or about March 23, 2009, we agreed to pay a 10% introduction fee to M2 under their current Letter Agreement with us that had been extended into May, 2009, on any funds raised by us in a planned $1,500,000 financing through the sale of secured and unsecured convertible notes.  We will be making the offer and sale of these convertible notes following any introductions by M2.

M2 partners earned total fees of $297,300 and $444,735 for the year ended December 31, 2008; and 2007, respectively.  These expenses were included in balances of general and administrative expenses in statements of operations.  M2 also received 3,726,520 warrants in 2006 to purchase our common stock at a strike price of $0.35, which were valued at $894,365 on the date of grant and was recognized into income within the year of grant.

5X Partners, LLC.

In August 2007, we entered into a consulting arrangement with 5X Partners, LLC (“5X”). Under the agreement, 5X provided services such as senior leadership, business development, sales and marketing, product packaging, infrastructure scaling methods and other key areas of management, business assessment and strategies. Under the arrangement, which was amended several times, we agreed to pay 5X a fixed fee of $60,484 and monthly fees of $28,000, of which $8,000 would be deferred until reaching a financial funding goal. In addition, we agreed to issue 5X stock options to purchase 2,850,000 shares of our common stock at a strike price of $0.385 per share, which vests over 24 months.

In October 2008, 5X principals resigned their executive positions with the Company, and we are currently negotiating a settlement for amounts due under the consulting arrangement (see Note 19 – Commitments and Contingencies).

5X earned fees and received expense reimbursements of $146,295 and $77,284 for the years ended December 31, 2008 and 2007, respectively.  These expenses were included in balances of general and administrative expenses in statements of operations.

Other Management and Founder Transactions

In January 2006, we entered into two leases for computer equipment, one of which expired in 2007 and one of which will expire in 2008. One of the leasing companies, Wenzel Data, Inc., is owned by Ronald G. Wenzel, a former officer and director of Storage and a current stockholder of ours, and Brad D. Wenzel, our Chairman of the Board of Directors until April 20, 2009. The lease payments are guaranteed by Messrs. Wenzel and Wenzel. The amount outstanding for the capital lease obligation to Messrs. Wenzel and Wenzel was $21,708 and $71,686 at December 31, 2008 and 2007 respectively.

During February, 2006, we entered into a promissory note for $150,000 with Mr. Miner bearing interest at 12.25% and due in monthly payments of $5,000. In January 2007, he converted $75,000 of the debt into 214,286 shares of our common stock. The remaining balance of the note was paid in full in November 2007. Interest expense was $3,863 for 2007.

We and two stockholders, Ronald G. and Laura Wenzel (Ms. Wenzel is our Vice President, Secretary and a director), were guarantors on a bank promissory note of a stockholder (Pamela J. Miner, a current director) totaling $250,000 plus interest. The proceeds from the promissory note were used by these stockholders to purchase 1,801,082 additional shares of Storage common stock that were exchanged under the Storage Merger. If these stockholders defaulted on any part of the note and we had to pay a portion of the note, then the parties would have calculated the amount of such payment as a percentage of the original note. These stockholders’ shares previously received would be reduced by that percentage, but not below 94,439 common shares. The note and accrued interest were approximately $230,000 at December 31, 2006. In March 2007, the bank released us as a guarantor on the note.

We made lease payments on a building and computer equipment that was leased by Wenzel Data, Inc. which is owned by Brad D. Wenzel, our Chairman of the Board of Directors until April 20, 2009, and used by us. The building lease expired in 2006, and the equipment lease expired in 2007. Related party rent expense for 2007 was $3,851.

8.

Notes Payable – Related Parties

We issued a $250,000 promissory note to a stockholder dated December 15, 2005.  The note mirrors a promissory note between the stockholder and his bank, which matured on December 15, 2008 and had an interest rate 0.5% above the bank’s index rate (6.00% and 8.00% at December 31, 2008 and 2007, respectively).  In December 2008, the note was renewed to December 31, 2009. The balance of the note was $156,540 and $241,540 at December 31, 2008 and 2007, respectively. Interest expense was $14,360 and $22,656 for 2008 and 2007, respectively.

9.

Notes Payable

In December 2007, we entered into a Software Purchase Agreement (SPA) with Exanet, Inc. The terms of the SPA reflect the financing of $485,000 of software over 36-months at 12% interest. Commencing on January 15, 2008, we are obligated to make minimum monthly interest only payments of $4,850 that increase to $20,000 effective

October 15, 2008. The terms of the SPA include a possible $2,500 increase to the minimum monthly interest only payments predicated on performance goals. We have the right to prepay the outstanding balance without penalty throughout the term of the agreement.

In May 2008, we entered into negotiations with Exanet resulting in a tentative agreement to discharge all debt owing to Exanet as of December 31, 2008 (including the SPA) in exchange for the return of excess Exanet software license. At present, efforts are still in process to effectuate the return of the excess Exanet software detailed in the SPA. Accordingly, our financial statements reflect the inclusion of all debt owed Exanet classified as current liability as of December 31, 2008.

In June 2008, we negotiated a six-month payment plan with its primary software vendor – Asigra, Inc. Under the terms of the arrangement, we were granted extended payment terms in exchange for the revocation of 20% discount under net 30 payment terms. This payment plan reflected monthly payments based on a percentage of outstanding invoices owed for software licenses and maintenance, with any remaining outstanding balance payable in December 2008. In December 2008, this payment plan was extended for another 6 months with all outstanding debt payable in May 2009. As of December 31, 2008, outstanding balance under this payment plan is $390,365.

10.

Convertible Debt – Related Parties

In October 2008, we issued a $250,000 12% convertible debt to an individual. The debt can be converted into our common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The debt is guaranteed by a stockholder of the Company. In conjunction with this convertible debt, we issued stock warrants to purchase 150,000 shares and 100,000 shares, respectively, of Digitiliti common stock with a five year term at $0.50 per share.

In November 2008, we issued a $250,000 12% convertible debt to a stockholder. The debt can be converted into our common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission.  In conjunction with this convertible debt, we issued stock warrants to purchase 250,000 shares of Digitiliti common stock with a five year term at $0.50 per share.

Pursuant to a security agreement with the stockholder, our Pyramid software and vaults along with other intellectual properties serve as the collateral for the above guarantee, convertible debt and the related party note payable.

We analyzed these two convertible debt and the warrants issued for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable for these debts.

Under the provisions of EITF Issue 98-5 and 00-27, we discounted the relative fair value of warrants attached to the debt and calculated the intrinsic value of the beneficial conversion feature of the debt. The resulting discount of $210,974 is being amortized over the life of the debts using the effective interest method. The amortized amount for the year ended December 31, 2008 is $44,699.

A summary of the convertible debt – related parties as of December 31, 2008 is as follows:

Gross proceeds from the debts

$                500,000

Less: discount on the warrants

(120,844)

Less: beneficial conversion feature

(90,130)

Add: amortization of discount

44,699

Add: accrued interest

8,807

------------------------

Carrying amount as of December 31, 2008

$                342,532

==============

11.

Convertible Debt

A summary of the convertible debt as of December 31, 2008 and 2007 is as follows:

2008

2007

------------------------

------------------------

Gross proceeds from the debts

$              5,500,000

$             3,199,550

Less: discount on the warrants

(2,116,131)

(1,260,412)

Less: principal converted to common stock

(270,000)

-

Add: amortization of discount

1,079,849

177,783

------------------------

------------------------

Subtotal

$              4,193,718

$             2,116,921

Less: current maturities

(2,435,466)

(1,062,631)

------------------------

------------------------

Long-term portion of convertible debt

$              1,758,252

$             1,054,290

==============

==============

In March 2007, we engaged M2 (see Note 7 – Related Party Transactions) to raise up to $5.5 million from the sale of 12% convertible debt and warrants. This $5.5 million raise was closed in September 2008. Under the initial conversion terms, the debt was convertible into common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In addition, for each $1 invested, the investor receives one half warrant to acquire one half of a share of common stock with a five year term at $1.50 per share (the A warrants); and one half warrant to acquire one half share of common stock with a five year term at $2.25 per share (the B warrants) (see inducement discussion below). Each warrant cannot be exercised during the first 6-months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The warrants are callable at $0.01 per warrant, if the common stock of the Company trades for 20 consecutive days on its principal market above $2.25 for the first one half warrant and $3.00 for the second one half warrant, provided there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission.

In conjunction with the sale of the 12% convertible debt referenced above, M2 received a 10% introductory fee, which totaled $523,550 pursuant to a Consulting Agreement and an officer also received a 10% introductory fee which totaled $26,450. These introductory fees were accounted for as deferred financing cost and are being amortized using the effective interest method over the term of the convertible debt.

Through December 31, 2008, we have issued $5,500,000 in convertible debt and 840,000 warrants at $1.00, 2,330,000 warrants at $1.50 and 2,330,000 warrants at $2.25. As of December 31, 2007, we have issued $3,199,550 in convertible debt and 1,599,775 warrants at $1.50 and 1,599,775 warrants at $2.25.

We analyzed these convertible debt and the warrants issued for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable for these debts.

The convertible debt was evaluated for a beneficial conversion feature under EITF Issue 98-5 and 00-27, at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price and will be recognized once the contingency is resolved. (see further discussion below regarding induced conversion of debt below.)

In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $2,338,205 and the unamortized balance at December 31, 2008 and 2007 was $1,036,282 and $1,082,629.

In November 2008, we initiated a request to all of these convertible debt holders to either extend their respective convertible debt for another 18 months or to convert their principal and accrued interest into common stock.

In exchange for extending their convertible debt for an additional 18 months, we agreed to reduce the exercise price of the associated warrants from $1.50 and $2.25 per share to $1.00 per share, respectively for the A and B warrants. In addition, we agreed to extend the term of both the A and B warrants from 5 years to 6 ½ years. Furthermore, the requirement of an effective registration was not removed in the case of extending the note.

In exchange for converting their convertible debt into common stock, we agreed to reduce the exercise price from $0.50 to $0.35 per share. We also agreed to reduce the exercise price of the associated warrants from the $1.50 and $2.25 per share to $1.00 per share, respectively for the A and B warrants. In addition, we agreed to extend the term of both the A and B warrants from 5 years to 6 ½ years. Furthermore, the requirement of an effective registration was removed to allow conversion.

At present, this “extension/conversion” initiative is still in progress and the deadline for extending or converting is April 15th 2009.

We evaluated the extension event in late December under FAS No. 15, EITF 02-4 and EITF 96-19. Because the investors did not grant concession on these outstanding loans, the transactions were no accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. Therefore, the Company recognized $46,214 warrant expense associated with the extended debt under FAS 84 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion event in late December under the provisions of Financial Accounting Standard (FAS) No. 84 “Induced Conversions of Convertible Debt” and recognized expense totaling $74,423, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $1,077,793 was recognized through Additional Paid in Capital under the guidance of Emerging Issues Task Force (EITF) 98-5.

In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to EITF 00-27. During the fourth quarter of 2008, $270,000 of debt was converted and $85,812 of the contingent beneficial conversion feature was recognized into interest expense. At December 31, 2008, unrecognized contingent beneficial conversion feature amounted to $1,767,041.

In total, we recognized into expense $74,423 of expense related to inducements, $85,812 related to additional beneficial conversion features.

The Company is also in default on $420,000 convertible debt net of discount of $11,878 as of December 31, 2008.

12.

Capital Leases Obligations

In January 2006, the Company entered into two leases for computer equipment that expire in 2007 and 2008. One of the leasing companies is owned by related parties. The lease payments are guaranteed by the CEO and stockholder. The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. The amount outstanding for the capital lease obligation to related parties was $21,708 and $71,686 at December 31, 2008 and 2007, respectively.

In November 2006, the Company entered into a lease for computer equipment that expires in 2008 (hereafter referred to as Lease # 1). The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. In addition, the Company issued warrants to purchase 262,500 shares of common stock at $0.35 per warrant to the lessor. The warrants have a seven-year term and include a cashless exercise provision. The fair value of the warrants was $63,000 and was capitalized in the cost of assets under capital leases. The warrants were exercised cashless in September 2007 with the issuance of 240,882 shares of common stock.

During January and February 2007, the Company entered into two leases for computer equipment (hereinafter referred to as Lease # 2 and # 3, respectively). The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. In addition, the Company issued warrants to purchase 45,490 shares of common stock at $0.35 per warrant. The warrants have a seven-year term and include a cashless exercise provision. The fair value of the warrants was $10,918 and was capitalized in the cost of assets under capital leases. The warrants were exercised cashless in September 2007 with the issuance of 41,743 shares of common stock.

In December 2007, the Company entered into a 24-month lease for computer equipment (hereinafter referred to as Lease # 4). The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. The lease payments are guaranteed by the CEO and stockholder. In addition, the Company issued warrants to purchase 136,250 shares of common stock at $0.75 per warrant. The warrants have a seven-year term. The fair value of the warrants was $356,335 and was capitalized in the cost of assets under capital leases. In a subsequent lease with this lessor, the terms of the above-mentioned warrants were revised to reflect a cashless exercise feature. These warrants were exercised cashless on December 31, 2008 with the issuance of 136 shares of common stock.

In December 2008, the Company negotiated the consolidation of Lease 1 through 4 into a 12-month lease (hereinafter referred to as Lease # 5) for all associated computer equipment. The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. The amount outstanding for the capital lease obligation was $381,946 at December 31, 2008

M2 Capital Advisors, Inc. (M2), a related party as the CEO of M2 was also the Company’s president in 2007, charged the Company a finder’s fee equal to 5% of the computer equipment lease.

In August and September 2008, the Company entered into three 36-month leases for computer equipment with two financial institutions. The present value of the monthly lease payments was capitalized using an imputed interest rate of approximately 20% and 10%. The amount outstanding for the capital lease obligation was $49,670, $34,798 and $16,233, respectively, at December 31, 2008.

Amortization of capital lease property is included in depreciation expense and was $640,153 and $453,932 in 2008 and 2007, respectively.

Assets under capital leases, included in property and equipment, consisted of the following:

	December 31,
	2008	2007

Computer equipment	$2,140,614	$1,826,150
Less accumulated depreciation	(1,194,803)	(554,649)

Assets under Capital Leases	$945,811	$1,271,501

The following are the minimum future lease payments for the capital leases:

Year	Amount

2009	$474,953
2010	49,746
2011	25,004
Minimum lease payments under capital leases	549,703
Less amount representing interest	(45,348)
Less current maturities	(439,318)

Capital Lease Obligations, net of current maturities	$65,037

13.

Income Taxes

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate consisted of the following:

	Years Ended December 31,
	2008		2007

Federal tax benefit at statutory rate	$(1,808,484)	(34.0)%	$(1,393,000)	(34.0)%
Merger related costs	-	-	227,500	5.6
Stock based compensation	679,464	12.8	40,500	1.0
State income taxes, net of federal tax benefit	(581,191)	(10.9)	(200,200)	(4.9)
Valuation allowance for deferred tax assets	1,695,701	31.9	1,303,100	31.8
Other	14,510	0.2	22,100	0.5

Income Tax	$-	-%	$-	-%

The components of deferred income taxes consisted of the following:

	December 31
	2008	2007
Current Deferred Income Tax Assets
Vacation accrual	$11,283	$13,300
Allowance for uncollectible accounts	34,124	10,500
Stock based compensation	679,464	143,300
Total	724,871	167,100

Noncurrent Deferred Income Tax Assets
Net operating loss carryforward	10,017,757	2,005,500

Noncurrent Deferred Income Tax Liabilities
Depreciation	(32,112)	(150,800)
Deferred rent	(1,028)	(3,300)
Deferred revenue	(1,338)	(5,900)
Total	(35,478)	(160,000)

Valuation Allowance	(10,707,150)	(2,012,600)

Net Deferred Income Tax	$-	$-

The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the Company’s ability to generate the future taxable income necessary to realize those net deferred income tax assets, considering the Company’s history of significant operating losses.  In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, and from options and warrants for the purchase of common stock.

At December 31, 2008 and 2007 respectively, the Company had federal net operating loss carryforward of approximately $10,707,000 and $2,012,000 and state net operating loss carryforward of approximately $7,297,000 and $1,465,000 begin to expire in 2026.

14.

Operating Leases

The Company leases office space in Minneapolis that expires in October 2010 with monthly base rentals plus common area maintenance and operating charges. The monthly base rentals increase over the term of the lease. The Company is recording deferred rent to equalize the monthly payments during the lease term. This lease was guaranteed by certain officers and stockholders of the Company. This office space was vacated in August 2007. In March 2008, the Company entered into a sublease agreement which expires in October 2010 with monthly rental income that range from $3,607 to $3,865 including all common area maintenance and operating charges. In December 2008, the subtenant filed for Chapter 11 bankruptcy and was 2 months delinquent at that time. The company reflected this delinquent amount as a rent receivable as of December 31, 2008. The subtenant has been current on all sublease payments throughout 2009.

In April 2007, the Company entered into a lease for office space. The lease expires December 2011 and requires monthly payments that range from $4,450 to $6,450 through December 2008.  Thereafter the rent will be determined consistent with other similar commercial properties. The Company is recording deferred rent to equalize the monthly payments during the lease term.

Rent expense was $121,757, net of $25,250 sublease rental income for 2008 and $126,040 for 2007.

Approximate future minimum lease payments are as follows:

Year	Amount

2009	$108,015
2010	102,403	*
2011	74,345	*

Total	284,763
Less sublease income	80,134
Net	$204,629

* The future minimum lease payments will be determined consistent with other similar commercial properties.

15.

Professional Services

During May 2006, the Company hired M2 as a consultant. (Also see discussion in Note 7 – Related Party Transactions)

During June 2006, the Company hired a financial consultant to act as the temporary controller.  The consultant's duties include assisting the Company with preparation of financial statements, financial analysis, budget preparation and other financial matters. The Company issued the consultant warrants to purchase shares of common stock at a price of $0.35 per share.  The number of warrants to be issued is based on the work performed. The warrants have a five-year term and include a cashless exercise provision. For 2007, the Company recorded warrant cost of $51,511 for 44,634 warrants. In January 2007, a $3,700 payable to the consultant was converted into 10,571 shares of common stock.

During September 2006, the Company hired a public relations consultant whose duties include assisting the Company in planning and executing a public relations/publicity strategy.  The Company will pay a $3,000 monthly fee, issue 24,000 shares of restricted stock for services rendered and issue an additional 70,000 shares of restricted stock upon completion of certain specified events.  During 2006, the consultant earned 8,000 shares that were subsequently issued to the consultant on July 31, 2007. During 2007, the consultant earned an additional 24,000 shares, of which 16,000 shares were issued in 2007.  In April 2008, the Board of Directors approved the issuance of 70,000 shares of restricted stock to the consultant as a publicity media fee. These shares were subsequently issued in August 2008 valued at $210,000 based on the quoted stock price on August 31, 2007.

During July 2006, the Company entered into a Manufacturers Representative Agreement with Marketing Technologies, LLC (MarketLink). The agreement required the Company to make minimum monthly payments of $30,000. However, the Company terminated the agreement in February 2007.  In June 2007, the Company was named as a defendant in a lawsuit filed by MarketLink alleging breach of contract.  The Company recorded a settlement in principal for $60,000 as an agreement has been partially executed by delivery of a payment.

During March 2007, the Company entered into a Public Relations/Marketing Services Agreement with JPR Communications, Inc. (JPR). JPR’s duties include development and maintenance of editorial and special interests mailing lists, editorial discussions and meetings, and ongoing publication of news releases. The agreement requires the Company to make monthly payments of $6,000 through July 2007 followed by monthly payments of $9,000. In addition, the Company will issue 4,000 warrants each month throughout the first 12-months of the agreement at $0.50 per share. The warrants have a five-year term. The Company recorded warrant cost of $62,085 in 2007. Effective January 1, 2008, the Company and JPR agreed to discontinue this contract and it has not been renewed at this time.

16.

Equity

For the year ended December 31, 2007

On January 3, 2007, the Board of Directors amended the Articles of Incorporation to change the par value per share to $.0001. The par value designation was made retroactive to the inception of the Company.  The accompanying consolidated financial statements and related notes give retroactive effect to this change.

2,395,783 shares were issued by the Company for cash. The Company received $755,393, net of $83,131 financing costs.

224,857 shares were issued for conversion of debt.

In April 2007, the Company issued 750,000 restricted shares to M2 for additional consulting services for the introduction of Digitiliti as a “reverse” merger candidate for Storage.  The shares are restricted as to when they can be sold.

In April 2007, the Company issued 750,000 restricted shares to a consultant to assist the Company in achieving several corporate and financial goals and activities. The shares are restricted as to when they can be sold.

During September 2007, certain stockholders exercised their preemptive rights and acquired 20,612 shares of common stock at $0.35 per share.

Effective August 17, 2007, pursuant to the Agreement and Plan of Merger, Digitiliti, just prior to the merger, completed a reverse split of its then outstanding common stock on the basis of one share for 40,000 shares with an immediate 200 for one dividend to all stockholders of record. Digitiliti issued a total of 122,262 shares just prior to the merger. Storage then had a one for one exchange of its common stock at a par value of $.0001 per share for the Digitiliti common stock at a par value of $.001 per share.

3,642,022 shares were issued for exercise of warrants.

For the year ended December 31, 2008

In March 2008, the Company issued 250,000 shares of common stock in connection with the TPA with StorageSwitch, LLC. (Note 4)

In March 2008, the Company issued 108,004 shares of common stock valued at $162,006 to settle the unpaid compensation for the amount of $37,802 with its consultant. Consequently, the $124,204 loss on settlement was recognized.

From February to August 2008, the Company issued 219,760 shares of common stock valued at $405,686 based upon the quoted market price of the Company’s stock on the date of the issuance for exchange of consulting services.

During December 2008, several convertible debt holders converted Convertible Debt in the amount of $261,660, net of discount of $44,291, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 869,562.

On December 31, 2008, 136,250 unites of warrants associated with capital lease #5 (Note 12) were exercised cashless with issuance of 136 shares of common stock.

17.

Stock Options

On July 23, 2007, the Company adopted the 2007 Stock Option Plan to replace the 2006 Stock Option Plan.  The 2007 plan is substantially identical to the 2006 Plan except that 4,000,000 shares of common stock were reserved for issuance. On April 17, 2008, the Company increased the shares reserved to 9,000,000 shares. The term of the options is five years and the options vest over various periods.

For the year ended December 31, 2007

During 2007, options to purchase 3,441,000 shares of common stock were granted by the Company to its employees at the exercise prices ranging from $0.35 to $0.385. These options have a term of 5 years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the first and second year anniversary of the date of grant. Fair value of $537,325 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the year include (1) discount rate of 5%, (2) expected life of 2.96 years (3) expected volatility of 65.6% and (4) zero expected dividends.

Stock option expense for 2007 was $359,194.

For the year ended December 31, 2008

During 2008, options to purchase 3,900,000 shares of common stock were granted by the Company to its employees and consultants at the exercise prices ranging from $0.35 to $0.385. These options have a term of 5 years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the first and second year anniversary of the date of grant. Fair value of $4,172,205 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the year include (1) discount rate of 2.9%, (2) expected life of 2.5 to 3.5 years (3) expected volatility of 113% and (4) zero expected dividends.

Included in the total 3,900,000 shares of options granted were the 2,850,000 stock options issued to 5X Partners, LLC and 225,000 stock options issued to Vision to Practice, Inc.

In April 2008, the Board of Directors approved the cancellation of 525,000 shares of unvested stock options due to termination of an employee in March 2008.

During 2008, options to purchase 2,699,194 shares were forfeited. Stock option expense for 2008 was $1,217,738.

A summary of option activities for the year of 2007 and 2008 was as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	-	$-
Granted	3,441,000	0.37
Outstanding at December 31, 2007	3,441,000	0.37
Granted	3,900,000	0.38
Canceled	(525,000)	0.35
Forfeited	(2,699,194)	0.38
Outstanding at December 31, 2008	4,116,806	0.37

The weighted-average remaining life of all options outstanding at December 31, 2008 and 2007 was 3.8 years and 4.55 years, respectively. The weighted-average grant date fair value of options granted in 2008 and 2007 was $1.07 and $0.15, respectively.

As of December 31, 2008, there was approximately $502,463 of unrecognized cost which is expected to be recorded through May 2011.

18.

Stock Warrants

For the year ended December 31, 2007

1.

In connection with a private offering, the Company issued warrants to purchase 3,199,550 shares of its common stock to certain institutional and accredited investors. These warrants expire in 5 years, are exercisable at $1.5 to $2.25 per share immediately. These warrants are classified as equity and have a fair value of $1,260,412.

2.

The Company issued warrants to purchase 262,374 shares of its common stock to several individuals. These warrants expire in 5 to 7 years, are exercisable at $.35 to $.75 per share immediately. These warrants are classified as equity and have a fair value of $480,848.

3.

3,951,260 units of warrants to purchase 3,642,022 shares of the Company’s common stock were exercised.

Fair value on the warrants issued during the year ended December 31, 2007 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for warrants issued during the year include (1) discount rate of 5%, (2) warrant life is the contract term, (3) expected volatility of 65.6% and (4) zero expected dividends.

For the year ended December 31, 2008

1.

In connection with a private offering, the Company issued warrants to purchase 2,300,450 shares of its common stock to certain institutional and accredited investors. These warrants expire in 5 to 6.5 years, are exercisable at $1 to $2.25 per share immediately. These warrants are classified as equity and have a fair value of $2,935,575.

2.

During the fourth quarter of 2008, warrants to purchase 500,000 shares of common stock were granted by the Company to two individuals in connection with $500,000 borrowed under two convertible debts, at an exercise price range from $0.35 to $0.5. These warrants have a term of 5 years, vest immediately and have a fair value of $162,306.

3.

The Company reached an agreement with one of its creditor and modified the terms of the outstanding warrants to include a cashless exercise option. The Company recognized $16,290 incremental compensation costs as the result of this modification. These warrants were exercised under the cashless option during the fourth quarter and shares were issued by the Company.

Fair value on the warrants issued during the year ended December 31, 2008 and the incremental compensation costs were calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for warrants issued during the year include (1) discount rate range of 1.94% to 3.73%, (2) warrant life is the contract term, (3) expected volatility of 113% and (4) zero expected dividends.

A summary of warrant activities for the year of 2007 and 2008 was as follows:

	Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2006	4,025,484	$0.35
Granted	3,461,924	1.78
Exercised	(3,951,260)	0.35
Outstanding at December 31, 2007	3,536,148	1.75
Granted	2,800,450	1.51
Exercised	(136,250)	0.75
Outstanding at December 31, 2008	6,200,348	1.59

All warrants were fully vested and exercisable at December 31, 2008.

The weighted-average remaining contractual life of warrants outstanding at December 31, 2008 and 2007 was 4 years and 5.12 years, respectively. The weighted-average grant date fair value of warrants granted in 2008 and 2007 was $1.11 and $0.51 respectively.

19.

Commitments and Contingencies

Because some of our convertible note holders have not accepted our Modification Proposal, we are presently in arrears in principal and accrued interest payments in an aggregate total of $420,000 as of December 31, 2008: and an aggregate total of $495,826 as of March 31, 2009. Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations.

From time to time, Digitiliti may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against Digitiliti are expected to have a material adverse effect on Digitiliti’s consolidated financial position, results of operations or cash flows. Digitiliti cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

20.

Major Customers

The Company earned 26 percent of its revenues from one customer during the year ended December 31, 2008.

21.

Subsequent Events

Settlement of Former Employee Claim

On January 8, 2009, we entered into an out-of-court settlement with a former employee who sought recovery of unpaid commissions and unused vacation compensation totaling $44,000, of which $34,000 was accrued by us as of December 31, 2008. The settlement was reached requiring incremental payments over a four month period ending April 10, 2009; and all payments have been made.

New Related Party Lease

In February 2009, we entered into a lease with a leasing company owned by several related parties, including Brad D. Wenzel, who recently resigned as our Chief Technical Officer and a director, and Jonathan S. Miner, a director. The lease payments are guaranteed by Mr. Wenzel and Mr. Miner.  We were unable to lease the equipment covered by this lease directly, so COR Equipment Financing, which is owned by Mr. Wenzel and his father, Ronald G. Wenzel, and Mr. Miner, leased the equipment by financing a bank loan in the amount of $10,000 that each had to personally guarantee.  The outstanding lease obligation to related parties is $8,300 as of April 9, 2009; and the terms were no less favorable than could have been obtained from non-affiliated parties.

Severance Package with Former Board Member and Acting CEO

On February 10, 2009, we accepted the resignation of Dan Herbeck, acting through his company, Continental Technologies Solutions, LLC (“Continental”), as interim CEO and one of our Board members. The severance arrangement recognized unpaid invoices owed Continental of $105,344, payable at a rate of $4,000 per month, commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 units five year “cashless” warrants to purchase 100,000 shares of our common stock at $0.35 per share.  We have not paid the April 2009 payment as of the date of this report.

Vendor Settlement Agreement

On March 19, 2009, we executed a Settlement Agreement with a former vendor seeking recovery of $24,000 of unpaid invoices.  We originally disputed this claim, and an out-of-court settlement was reached requiring a total reimbursement of $13,000 payable in $3,000 monthly installment commencing April 10, 2009, and continuing thereafter until paid in full.  We have paid the April 2009 installment on this obligation.

Additional Convertible Note Extensions and Conversions

Subsequent to December 31, 2008, an additional $2,167,700 in convertible notes and accrued interest were converted pursuant to our first proposal outlined above under the heading “Bridge Loan Offering 12% Convertible Note Extension and Modification Proposal,” and an additional $1,107,182 in convertible notes and accrued interest were extended pursuant to our second proposal. 6,622,622 shares of our common stock were issued for the principal and interest for the conversion of the $2,167,700 in convertible notes and accrued interest.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure; however, effective June 10, 2008, our Board of Directors terminated Lurie Besikof Lapidus & Company, LLP (“Lurie Besikof Lapidus”) as our auditors, and engaged Malone & Bailey, PC (“Malone & Bailey”) to audit our consolidated financial statements for the year ended December 31, 2008.  Lurie Besikof Lapidus were the auditors of Storage, and audited our consolidated financial statements for the years ended December 31, 2007, and 2006, that are filed with our Form 10 Registration Statement.  Malone & Bailey were our prior auditors, before the completion of the Storage Merger, and audited our financial statements for the years ended December 31, 2006, and 2005, prior to the Storage Merger.

There have been no disagreements between us and Lurie Besikof Lapidus, during our two most recent fiscal years or to the date of termination, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused Lurie Besikof Lapidus to make reference to the subject matter of the disagreement in connection with their reports.

The reports of Lurie Besikof Lapidus did not contain any adverse opinion or disclaimer of opinion, and with the exception of a standard “going concern” qualification because we have suffered recurring losses from operations and have a substantial stockholders’ deficit and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years, and since then, neither Lurie Besikof Lapidus nor Malone & Bailey has advised us that any of the following exists or is applicable:

(1)

That the internal controls necessary for us to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on our management’s representations, or that has made them unwilling to be associated with the financial statements prepared by management;

(2)

That we need to expand significantly the scope of our audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on our management’s representations or be associated with our financial statements for the foregoing reasons or any other reason; or

(3)

That they have advised us that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

During our two most recent fiscal years and since then, we have not consulted Malone & Bailey regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

We provided Lurie Besikof Lapidus with a copy of the disclosure provided under this heading of our Form 10 Registration Statement and advised them to provide us with a letter addressed to the Securities and Exchange Commission as to whether they agreed or disagreed with the disclosures made herein.  A copy of their response was filed as Exhibit 16.1 to our Form 10 Registration Statement, as amended.

ITEM 9A(T):  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to accumulate and communicate information to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the filing of this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms. In particular, we have identified the following material weakness in our disclosure controls:

•

There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•

There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management's Report on Internal Control over Financial Reporting

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

Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2008, 2007, and 2006, and the quarterly periods ended September 30, June 30, 2008, and March 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

For the periods referenced above, management’s assessment identified material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties, lack of adequate documentation of our system of internal control, deficiencies in our information technology systems, limited capability to interpret and apply accounting principles generally accepted in the United States and lack of formal accounting policies and procedures and related documentation.

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

It is our management’s intent to correct all identified material deficiencies in our internal controls as reported in previous periods. Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management has determined that these significant deficiencies, in the aggregate, constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2008, and 2007. We continue to address and evaluate these issues.

Our former auditors have advised us of certain other material weaknesses and significant deficiencies in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2008, and 2007, including, in summary: (i) lack of accounting expertise, with recommended additional training for our CFO; (ii) issues regarding reimbursement of unsubstantiated expenses; (iii) segregation of duties of accounting functions among various personnel; (iv) segregation of cash distribution responsibilities; (v) establishment of initial control over cash receipts; (vi) material weaknesses on preparation of our consolidated financial statements; and (vii) the establishment of an audit committee. We are also addressing these concerns.

Our current costs to remediate our material weaknesses in internal controls include the increase in salary of a full-time CFO at an annual cost of approximately $40,000 more than our former part-time chief accounting officer, together with substantial time and expense of other employees involved in addressing these issues. Future costs will include fees and costs associated with attendance at seminars and other programs by our CFO and certain employees relative to recognizing and resolving these types of issues.

On December 16, 2008, our Board of Directors adopted Corporate Governance and Nomination Committee, Audit and Finance Committee and Compensation Committee Charters.  We believe these actions will help in correcting our weaknesses in our internal controls.

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

ITEM 9B:  OTHER INFORMATION

Settlement of Former Employee Claim

On January 8, 2009, we entered into an out-of-court settlement with a former employee who sought recovery of unpaid commissions and unused vacation compensation totaling $44,000. A settlement was reached requiring incremental payments over a four month period ending April 10, 2009; and all payments have been made.

New Related Party Lease

In February 2009, we entered into a lease with a leasing company owned by related parties, including Brad D. Wenzel, who recently resigned as our Chief Technical Officer and a director, and Jonathan S. Miner, a director. The lease payments are guaranteed by Mr. Wenzel and Mr. Miner. We were unable to lease the equipment covered by this lease directly, so COR Equipment Financing, which is owned by Mr. Wenzel and his father, Ronald G. Wenzel, and Mr. Miner, leased the equipment by financing a bank loan in the amount of $10,000 that each had to personally guarantee.  The outstanding lease obligation to related parties is $8,300 as of April 9, 2009; and the terms were no less favorable than could have been obtained from non-affiliated parties.  See Part III, Item 13.

Severance Package with Former Board Member and Acting CEO

On February 10, 2009, we accepted the resignation of Dan Herbeck, acting through his company, Continental Technologies Solutions, LLC (“Continental”), as interim CEO and one of our Board members. The severance arrangement recognized unpaid invoices owed Continental of $105,344, payable at a rate of $4,000 per month, commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 “cashless” five year warrants to purchase 100,000 shares of our common stock at $0.35 per share.  We have not paid the April, 2009, payment, because of cash shortages.

Vendor Settlement Agreement

On March 19, 2009, we executed a Settlement Agreement with a former vendor seeking recovery of $24,000 of unpaid invoices.  We disputed this claim, and an out-of-court settlement was reached requiring a total reimbursement of $13,000 payable in $3,000 monthly installment commencing April 10, 2009, and continuing thereafter until paid in full.  We have paid the April installment on this obligation.

Planned Secured and Unsecured Funding

On or about March 23, 2009, we agreed to pay a 10% introduction fee to M2 Capital Advisors, Inc. (“M2), under their current Letter Agreement with us, on any funds raised by us in a planned $1,500,000 financing through the sale of secured and unsecured convertible notes.   We will be making the offer and sale of these convertible notes following any introductions by M2; and purchasers of the secured portion of this planned convertible note offering will be granted a third position security interest in our vault, behind the security interests of the Miners and Data Sales in our vault that is discussed above under the headings “Issuance of Convertible Note, Security Agreement and Confession of Judgment in the Event of Default” and “Master Lease Revision and Restructuring.”  It is anticipated that $750,000 of this funding would provide us with the necessary capital to continue our current business operations for two to three months, with present cash flows, and approximately $275,000 of this amount would be paid to current vendors, based upon discussed arrangements.  Further information regarding M2 and its prior relationships with us and its principal, Mark Savage, our former President and a former director, is discussed below under the caption “Business,” under the headings “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” and “M2 Capital Advisors, Inc.”

Brad D. Wenzel

On April 20, 2009, Brad D. Wenzel, our Chief Technical Officer, resigned from this position and as a member of our Board of Directors.   Mr. Wenzel resigned to pursue new business opportunities in related, non-competing areas of mutual interest and in a potential partnership with us.  We do not intend to replace this position. The terms and conditions of a mutual Confidential Separation and Release Agreement include items such as severance, non-compete and non-solicitation, assignment of any claims of intellectual property rights of Mr. Wenzel to us, provisions for potential a future potential business partnership on existing and new storage solution products and other items typically found in these types of agreements.  See our 8-K Current Report dated April 20, 2009, which was filed with the Securities and Exchange Commission on April 24, 2009, and is referenced in Part IV, Item 15.

Benno Sand

On April 13, 2009, Benno Sand, resigned as one of our directors.  There were no disagreements between Mr. Sand and us regarding his resignation.  We have not yet filled the vacancy on the Board of Directors created by Mr. Sand’s resignation.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation Storage/Digitiliti	Date of Termination or Resignation
Roy A. Bauer	President, CEO Chairman of the Board	02/09 12/08	* *
Daniel J. Herbeck	President, CEO	09/08	02/09
Larry D. Ingwersen	President, CEO and Director	04/08 04/08 04/08	9/08 9/08 9/08

Mark Savage	President Director	12/06 08/07 10/06 08/07	04/08 2/09
Brad D. Wenzel	President CEO Chairman Director	10/03 10/03 08/07 04/08 10/03 08/07	12/06 04/08 12/08 04/09
Laura Wenzel	Director Vice President CFO Treasurer Secretary	04/06 08/07 10/06 08/07 10/06 08/07 10/03 08/07 10/03 08/07	10/08 11/08 04/08 04/08 11/08
Pamela J. Miner	Director	4/06 08/07	*
Jonathan S. Miner	Director	11/05 08/07	*
Robert Fischer	Director	11/05	7/07
Ronald G. Wenzel	Director	10/03	4/06
	CFO	10/03	10/06
	Vice President	10/03	10/06
	Treasurer	10/03	10/06
William McDonald	CFO	04/08	*
Roderick D. Johnson	COO	04/08	9/08
Benno Sand	Director	10/08	4/09

*

These persons presently serve in the capacities indicated.  Each previously served during the dates and in the capacities indicated at Storage; and those continuing, with the exception of Larry D. Ingwersen, William McDonald and Roderick D. Johnson, were elected after the effective date of the Storage Merger on August 17, 2007.

Background and Business Experience

Roy A. Bauer.   Mr. Bauer is 63 years of age.  From January of 2007 to the present, Mr. Bauer has been the CEO of Key Teknowledgy, a management consulting firm based in Wisconsin.  This corporation specializes in strategy, business transformation, and management development services for international clients.  From May of 2001 to January of 2007, Mr. Bauer served as Vice President, General Manager, Rochester Pemstar manufacturing Site; Executive Vice President, Pemstar United States Operations; Executive Vice President, WW Operations; Executive Vice President, Chief Operating Officer; and President and Chief Operating Officer of Pemstar Corporation, a WW contract manufacturing and product development company specializing in precision electro-mechanical devices, optical devices, and computer systems.  Prior to that time, Mr. Bauer held various position up to Executive level with IBM Corporation.

Brad D. Wenzel.  Mr. Wenzel is 41 years of age and the Founder of Storage. For over 17 years, Mr. Wenzel has been involved at virtually every level in the storage market from Manufacturer to OEM to reseller.  He has acted in many roles including Sales, Engineer, Developer and Owner/President of Wenzel Data, Inc. (“WDI”). He has architected and installed some of the largest Storage Area Networks in the country.    Mr. Wenzel earned a B.A. in Business Administration from the University of St. Thomas.

Pamela J. Miner.  Ms. Miner is 55 years of age, was a director of  Storage beginning in 2006 and a stockholder of Storage since 2005.  Since 2004, she has been an officer and director of Just 4 Fun Corporation and a 60% owner in that firm since 2003.  From 2000 to 2004, she was Special Projects Coordinator for The Miner Group, Limited, a marketing company.  She is also active with her husband, Jonathan, in his various businesses.

Jonathan S. Miner.  Mr. Miner is 67 years of age.  He served as a director of Storage beginning in 2005.  From 1980 to 2004, he was the President/Owner/Founder of The Miner Group, Limited, which included various businesses such as Advanced Web, Mello Smello and North Print Int’l.  All divisions of this enterprise were sold as of 2004.   Since 2001, Mr. Miner has been Chairman of the Board of Just 4 Fun Corporation.

William McDonald, CFO.  Mr. McDonald is 44 years old.  Mr. McDonald joined Storage in July of 2007.  He has over 20 years experience in the public accounting and finance arena.  He worked in public accounting for 11 years before assuming the CFO position for Kath fuel Oil Co. (with over $225 million in annual sales).  He holds a CPA certificate (currently inactive status), as well as a J.D. from William Mitchell College of Law.  He is a licensed attorney in the State of Minnesota.  Prior to joining Digitiliti, Mr. McDonald was Vice President of Commercial Lending at North Star Bank for three years.  He also graduated from Augsburg College with a B.A. in Accounting and Finance.

Benno Sand, Director.  Mr. Sand is 54 years of age.  He has served as Executive Vice President, Business Development and Investor Relations of FSI International, Inc. (“FSI”) since January 2000.  FSI is a global supplier of surface conditioning equipment and technology to the world’s leading integrated circuit (IC) and microelectronics manufacturers.   He also served as Executive Vice President of FSI since January 1992 and Secretary since March 2002.  Mr. Sand also served as Chief Administrative Officer of FSI from January 1998 to December 1999, as Chief Financial Officer from October 1990 to January 1998, and as Vice President of Finance from October 1987 to January 1992.  Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries as well as m•FSI LTD and MathStar, Inc.

Significant Employees

Rodd Johnson, Product Development.  Mr. Johnson’s experience includes architecting and implementing a world-wide identity intelligence system for AT&T, architecting a super-computer based filtration modeling application for Donalson Corporation and developing custom identity databases for a number of countries.  Mr. Johnson has a wide-ranging career spanning the insurance, health care, multi-national technology production, manufacturing, government, security, credit card and factory automation arenas.  He earned a double major in Computer Science and Business Administration from Mankato State University.  Mr. Johnson is 44 years old.

Kris Caulfield, Investor Relations.  Ms. Caulfield has been with Storage since its inception.  Prior to her position at Storage, she spent six years as Operations Director at WDI.  She has 18 years of analyst experience at the Minnesota Department of Revenue, where she supervised expenditures of $1 billion biennial budgets in state property tax relief to governmental units and determined the impact of legislative property tax law proposals.  She holds a Bachelor of Science degree from the University of Minnesota.  She has continued in this capacity with us since the closing of the Storage Merger.  She is 51 years old.

Family Relationships

There are no family relationships between our directors and executive officers named above except that Ronald G. Wenzel is the father and Laura Wenzel is the stepmother of Brad D. Wenzel; and Jonathan S. and Pamela J. Miner are husband and wife.

Directorships Held in Other Reporting Companies

None of our directors or executive officers is currently a director of any other reporting issuer under the Exchange Act.

Involvement in Certain Legal Proceedings

During the past five years, no director, promoter or control person:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the

Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 13.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed timely:

Name	Type	Filed
Brad Wenzel	Form 3	July 22, 2008
Laura Wenzel	Form 3	July 22, 2008
Larry Ingwersen	Form 3	July 22, 2008
Mark Savage	Form 3	July 23, 2008
Jonathan Miner	Form 3	July 23, 2008
Pamela Miner	Form 3	July 23, 2008
William McDonald	Form 3	July 23, 2008
Roderick Johnson	Form 3	July 23, 2008
Brad Wenzel	Form 3/A	July 23, 2008
Mark Savage	Form 4	September 26, 2008
Jonathan Miner	Form 4	December 9, 2008
Pamela Miner	Form 4	December 9, 2008
Brad Wenzel	Form 4	December 9, 2008
Pamela Miner	Form 4	February 12, 2009
Benno Sand	Form 3	February 18, 2009
Roy A. Bauer	Form 3	February 18, 2009
Jonathan Miner	Form 4	February 18, 2009

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about April 14, 2009. Our Code of Ethics is filed as Exhibit 14 to this Annual Report, in Part IV, Item 15.

Corporate Governance

Corporate Governance and Nominating Committee

We established a Corporate Governance and Nominating Committee and attached the Charter outlining our procedures in an 8-K Current Report dated December 16, 2008.  See Part IV, Item 15.

We will disclose any change to our procedures in our corporate governance and the recommending of nominees to our Board of Directors with an 8-K Current Report.

Audit Committee

We also established an Audit Committee in the same 8-K Current Report dated December 16, 2008.  See Part IV, Item 15.

We will disclose any change to our procedures in recommending nominees to our Audit Committee with an 8-K Current Report.

Compensation Committee

We also established a Compensation Committee in the same 8-K Current Report dated December 16, 2008.  See Part IV, Item 15.

We will disclose any change to our procedures in recommending nominees to our Compensation Committee with an 8-K Current Report.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods and in the capacities indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Dan Herbeck	12/31/08	104,868	0	0	0	0	0	0	104,868
Larry D. Ingwersen, President,CEO & Director	12/31/08 12/31/07	141,268 0	0	0	356,250 0	0	0	47,123(1)	141,268 47,123(1)
Mark Savage, President & Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 0 0	250,000 0 0	0 0 0	0 0 0	0 18,000(2) 0	250,000 18,000 0
Laura Wenzel, VP, CFO/ Treasurer, Secretary & Director	12/31/08 12/31/07 12/31/06	0 6,625 47,167	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 6,625 47,167
Ronald G. Wenzel, Director	12/31/08 12/31/07 12/31/06	0 6,000 32,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 6,000 32,000
Pamela J. Miner, Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jonathan S. Miner, Director	12/31/08 12/31/07 12/31/06	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Brad D. Wenzel CEO & Director	12/31/08 12/31/07 12/31/06	231,230 231,230 189,578	0 0 0	0 0 0	0 1,500,000 0	0 0 0	0 0 0	0 0 0	231,230 231,230 189,578
William McDonald, CFO	12/31/08 12/31/07	93,091 25,000	0 0	0 0	150,000 150,000	0 0	0 0	3,850 10,948(3)	96,941 35,948(3)
Roderick D. Johnson, COO	12/31/08 12/31/07	141,268 0	0 0	0 0	356,250 0	0 0	0 0	0 47,123(1)	141,228 47,123(1)

(1)

$141,228 and $47,123 represents the amounts paid by us  to 5X Partners, LLC, of which Larry D. Ingwersen and Roderick D. Johnson  each owned 50%.  Each was elected to their respective positions effective April 17, 2008, and each resigned their positions effective October 13, 2008. At the date of their resignations, each had purported vested stock options of 356,250.

(2)

$18,000 was paid to M2 Capital Advisors, Inc., which is principally owned by Mark Savage and of which he is the President  For the services of Mr. Savage as our former President he was issued 250,000 stock options during 2008.

(3)

$3,850 and $10,948 was paid to McDonald Professional Services, which is principally owned by William McDonald, for professional services rendered to us during 2008 and 2007, respectively.

Outstanding Equity Awards

Outstanding Equity Awards Table At Fiscal Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brad D. Wenzel	1,500,000 (fully vested)	0	0	$0.385	7/23/2012	0	0	0	0

Compensation of Directors

Director Compensation

All Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
All Directors	None	None	None	None	None	None	None

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent (5%) of our common stock as of the date of this Annual Report, respectively based upon 33,552,845 shares being outstanding as of April 22, 2009:

Ownership of Principal Stockholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common Stock	Michael S. Kelly	1,723,419	5.14%
Common Stock	Pamela J. and Jonathan S. Miner(2)	2,115,635(2)	6.31%
Common Stock	Brad D. Wenzel(3)	3,004,302(3)	8.95%
Common Stock	Ronald G. and Laura Wenzel(4)	2,024,729(4)	6.03%

(1)  Excludes shares of our common stock underlying outstanding convertible securities, but includes all shares that can be acquired by any of the foregoing within 60 days; assumes that all Storage stockholders have exchanged their respective shares under the Storage Merger and that there are currently 33,552,845 outstanding shares of our common stock, except in the case of the computations reflecting the percentage of beneficial ownership of Brad D. Wenzel, which computations include the 1,500,000 shares underlying his employee stock option grant in his ownership and in the total number of outstanding  shares.  See Note (3) below.  For information about shares of our common stock underlying outstanding convertible securities, see our consolidated financial statements and related notes that are filed as a part of this Annual Report, in Part II, Item 8, and the caption “Recent Sales of Unregistered Securities,” Part II, Item 5.

(2)  1,801,349 of these shares of common stock are owned of record by Pamela J. Miner; and 314,286 of these shares of common stock are owned jointly by these two persons.

(3)  These computations include the 1,500,000 shares underlying the 1,500,000 $0.385 five year employee stock options granted to Mr. Wenzel, in his holdings and in the outstanding shares utilized for computation of his holdings.  That outstanding figure is the sum of 33,552,845 and 1,500,000 or 35,052,845.

(4)  2,024,729 of these shares of common stock are jointly owned by these persons.

Security Ownership of Management

The following table sets forth the share holdings of management as of the date of this Annual Report, based upon 33,552,845 shares being outstanding as of April 15, 2009:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Pamela J. and Jonathan S. Miner (2)	2,115,635 (2)	6.31%
Common Stock	Brad D. Wenzel (3)	3,004,302 (3)	8.95%
Common Stock	Ronald G. and Laura Wenzel(4)	2,024,729 (4)	6.03%
Common Stock	Roy A. Bauer	332,286	0.99%
Common Stock	William McDonald	0	0%
Common Stock	Benno Sand	0	0
All Directors and Officers as a group (5)		7,476,952 (5)	22.28%

(1)  Excludes shares of our common stock underlying outstanding convertible securities, but includes all shares that can be acquired by any of the foregoing within 60 days; assumes that all Storage stockholders have exchanged their respective shares under the Storage Merger and that there are currently 33,552,845 outstanding shares of our common stock, except in the case of the computations reflecting the percentage of beneficial ownership of Brad D. Wenzel, which computations include the 1,500,000 shares underlying his employee stock option grant in his ownership and in the total number of outstanding shares.  See Note (3) below.  For information about shares of our common stock underlying outstanding convertible securities, see our consolidated financial statements and related notes that are filed as a part of Annual Report, in Part II, Item 8, and the caption “Recent Sales of Unregistered Securities,” Part II, Item 5.

(2)  1,801,349 of these shares of common stock are owned of record by Pamela J. Miner; and 314,286 of these shares of common stock are owned jointly by these two persons.

(3)  These computations include the 1,500,000 shares underlying the 1,500,000 $0.385 five year employee stock options granted to Mr. Wenzel, in his holdings and in the outstanding shares utilized for computation of his holdings.  That outstanding figure is the sum of 33,552,845 and 1,500,000 or 35,052,845.

(4)  2,024,729 of these shares of common stock are jointly owned by these persons.  Ronald G. Wenzel is not currently an executive officer or director.

(5)  The total percentage of the five management members includes the 1,500,000 shares underlying the 1,500,000 $0.385 five year employee stock options granted to Mr. Wenzel, in total holdings and in the outstanding  shares utilized for computation of these five persons holdings.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,116,806*	$0.37	1,659,000(2)

Equity compensation plans not approved by security holders	None	None	None
Total	4,116,806(1)	$0.37	1,659,000(2)

(1)  Reflects the overall grant of five year options totaling 7,341,000 that vest over various periods, less (1) the cancellation, effective April 17, 2008, of an option to purchase 525,000 shares granted to an employee who is no longer employed by us and (2) the forfeiture during the 4th quarter of 2008 of unvested options totaling 2,699,194 pertaining to employees who are no longer employed by us.

(2)   Reflects the total 9,000,000 shares authorized for issuance less the overall grant of five year options totaling 7,341,000.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions or series of similar transactions during the years ended December 31, 2008, or 2007, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except:

Management and Founders Share Issuances

The following shares have been issued to our management and founders:

Name	No. of Shares	Consideration
Brad D. Wenzel	5,397,302	Nominal Consideration
Ronald G. & Laura Wenzel	1,801,349	Nominal Consideration
Pamela J. Miner	1,801,349	$250,000
Ronald G. & Laura Wenzel	536,237	$0.35 - $187,683
Jonathan S. & Pamela J. Miner	214,286	$0.35 - $75,000

For further information, see the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities,” Part II, Item 5.

For information regarding the current beneficial ownership, if applicable, of these persons, see the tables “Ownership of Principal Stockholders” and “Ownership of Officers and Directors,” Part III, Item 12.

For information regarding Mark Savage, one of our directors and our former President, and Larry D. Ingwersen (our  former CEO and President) and Roderick D. Johnson (our former Chief Operating Officer), see the heading “Management and Founders Agreements” of this Item below.

Management and Founders Agreements

Jonathan S. Miner and Pamela J. Miner

Effective December 5 2008, our Board of Directors approved the issuance of a convertible note Jonathan S. Miner and Pamela J. Miner, who both currently serve on our Board of Directors, for their advance to us of the sum of $175,000 and their agreement to advance up to an additional $75,000 (which additional sum has been advanced to us), all to be utilized in the development of our Pyramid software storage product.  We also executed a Security Agreement with them whereby we granted to them as collateral and security a lien for the payment of the convertible note and additional indebtedness of theirs or indebtedness they had guaranteed in the past on our behalf in the further aggregate amount of $500,000, for a total secured amount of $750,000.  See the heading “Business Development” of Part I, Item 1.

Dan Herbeck

Our interim CEO, Dan Herbeck, who resigned in February, 2009, provided consulting services to us through his company, Continental Technologies Solutions, LLC (“Continental”). Total consulting fees for 2008 was $121,969. As of December 31, 2008, accounts payable to Continental was $104,869.

M2 Capital Advisors, Inc.

On May 3, 2006, Storage executed a Consulting Agreement with M2, then a related party of which Mark Savage, our former President and a former director , is the President and a principal stockholder, to render various consulting services, including introducing us to various sources of funding and providing management consulting services.  Under an amendment to this Consulting Agreement, M2 was paid approximately $350,000 under this Consulting Agreement for funding introduced and received by Storage in the approximate amount of $3,500,000 in connection with the offer and sale of certain shares of Storage common stock that were restricted securities and M2 and its employees and consultants were issued the 3,726,520 warrants to acquire shares of common stock of Storage.  The warrants were assumed by us under the Storage Merger, and in September and October, 2007, warrants for 3,643,270 shares were exercised cashless by certain holders of these warrants, with the issuance of 3,359,397 shares of our common stock in accordance with our assumption of these warrants under the Storage Merger.

M2 was also paid $319,955 through December 31, 2007, in connection with the introduction of persons who acquired $3,199,550 in 12% convertible notes in an aggregate offering of up to $5.5 million commenced by Storage in the first quarter of 2007 and extended by us following the closing of the Storage Merger on August 17, 2007 and which was finally completed in November, 2008.  A Letter Agreement was entered into between M2 and us on June 19, 2008, which covered this compensation arrangement.

Effective on or about April 25, 2007, Storage also executed and completed a Consulting Agreement with M2 whereby it agreed to issue 750,000 shares of Storage common stock that were restricted securities to M2 and its associates for the introduction of us as a potential reverse merger candidate to Storage.  297,166 of these shares were issued directly to Mr. Savage.  All of these shares were exchanged under the Storage Merger.  All of these securities were also restricted securities.

M2 was also paid a 5% introduction fee of $28,550 for a computer lease executed by us in November, 2006; $15,448 for the introduction of two additional computer equipment leases executed by us in January and February, 2007; and $13,600 for the introduction of an additional computer equipment lease we executed in December, 2007.

On or about March 23, 2009, we agreed to pay a 10% introduction fee to M2 under their current Letter Agreement with us that had been extended into May, 2009, on any funds raised by us in a planned $1,500,000 financing through the sale of secured and unsecured convertible notes.   We will be making the offer and sale of these convertible notes following any introductions by M2.

Copies of the M2 agreements were filed as Exhibits to our Form 10 Registration Statement.  See Part IV, Item 15.

5X Partners, LLC.

We executed a Corporate Development Services Agreement (the “5X Agreement”) with 5X on August 20, 2007, that was extended by an Addendum on November 15, 2007 (the “First Addendum”), and by an additional Addendum effective April 17, 2008 (the “Second Addendum”).  This Agreement and the Addendums focused on services in senior leadership, business development, sales and marketing, product packaging, infrastructure scaling methods and other key areas of management, business assessment and strategies.  Compensation under the initial Agreement was $16,800, divided equally between Larry D. Ingwersen, who became our CEO and President on April 17, 2008, and Roderick D. Johnson,(who became our Chief Operating Officer on April 17, 2008, who the two of 5X principals and owners; the First Addendum increased this amount to $30,241, again, to be divided equally, with a provision to discuss deferred compensation in the form of warrants; and the Second Addendum, a 12 month extension, provided that we would pay 5X $60,484, consisting of a 50% cash payment and 50% converted into common stock with a price of $0.35 per share. We were also to pay a monthly fee of $28,000 of which $8,000 would be deferred until reaching a financial funding goal, and issuance of 2,850,000 shares of our stock options at a strike price of $0.385 per share, which would vest over 24 months.

Copies of the initial 5X Agreement and the First and Second Addendums were filed as Exhibits to our Form 10 Registration Statement.  See Part IV, Item 15.

In April 2008, our Board of Directors approved a 24-month extension of  the 5X Agreement.

Effective October 13, 2008, Mr. Ingwersen resigned as our CEO, President and a director; and Roderick D. Johnson resigned as our COO.  At the time of their resignations, an aggregate of $93,801.50 was purportedly due to them, along with 356,250 in vested stock options to each under the Digitiliti, Inc. 2007 Stock Option Plan.  Discussions respecting a settlement of these obligations are underway.

Stock Option Grants

The following members of management have been issued options under the “Digitiliti Stock Option Plan”:

Name	No. of Options	Date of Grant
Brad D. Wenzel	1,500,000	7/23/2007
Mark Savage	250,000	4/17/2008
William McDonald	150,000	7/23/2007
William McDonald	150,000	4/17/2008
Larry D. Ingwersen	356,250	4/17/2008
Roderick D. Johnson	356,250	4/17/2008

Other Management and Founder Transactions

In January 2006, the Company entered into two leases for computer equipment that expire in 2007 and 2008.  One of the leasing companies is owned by related parties.  The lease payments are guaranteed by CEO and stockholder.  The present value of the monthly least payments was capitalized using an imputed interest rate of 10%.  The amount outstanding for the capital lease obligation to related parties was $21,708 and $71,686 at December 31, 2008, and 2007, respectively.

We have a $250,000 promissory note with Jonathan S. Miner, one of our directors, dated December 15, 2005.  The note mirrors a promissory note between him and his bank, which matured on December 15, 2007, and had an interest rate 0.5% above the bank’s index rate (6.0% and 8.0% at December 31, 2008, and 2007, respectively).  In December 2007, the note was renewed to December 31, 2008.  The balance of the note was $156,540 and $241,540 at December 31, 2008, and 2007, respectively.  Interest expense totaled $14,360 and $22,656 for 2008 and 2007, respectively.

During February, 2006, we entered into a promissory note for $150,000 with Mr. Miner bearing interest at 12.25% and due in monthly payments of $5,000.  In January 2007, he converted $75,000 of the debt into 214,286 shares of our common stock.  The remaining balance of the note was paid in full in November 2007.  Interest expense was $3,863 for 2007.

We and two stockholders, Ronald G. and Laura Wenzel (Ms. Wenzel is our Vice President, Secretary and a director), were guarantors on a bank promissory note of a stockholder (Pamela J. Miner, a current director) totaling $250,000 plus interest.  The proceeds from the promissory note were used by these stockholders to purchase 1,801,349 additional shares of Storage common stock that were exchanged under the Storage Merger.  If these stockholders defaulted on any part of the note and we had to pay a portion of the note, then the parties would have calculated the amount of such payment as a percentage of the original note. These stockholders’ shares previously received would be reduced by that percentage, but not below 94,439 common shares.  The note and accrued interest were approximately $230,000 at December 31, 2006.  In March 2007, the bank released us as a guarantor on the note.

We made lease payments on a building and computer equipment that was leased by Wenzel Data, Inc. which is owned by Brad D. Wenzel, our Chairman of the Board of Directors, and used by us. The building lease expired in 2006 and the equipment lease expired in 2007.  Related party rent expense for 2007 and 2006 was $3,851.

In May 2007, we were named as a defendant in a lawsuit along with Wenzel Data, Inc.  A vendor is seeking to enforce its rights to obtain payment of a 2005 promissory note signed by WDI and Storage.  The note was also guaranteed by Brad D. Wenzel.  In June, 2007, the parties agreed to a settlement amount of approximately $26,000, which was paid by Mr. Wenzel.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We have one independent director serving on our Board of Directors, Benno Sand.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008, and 2007:

Fee Category	2008	2007
Audit Fees	$161,000	$268,528
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$161,000	$268,528

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have adopted an Audit Committee.  We do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.   See our 8-K Current Report dated December 16, 2008 for more information regarding our Audit Committee.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Initial Certificate of Incorporation filed March 31, 2006.	Exhibit to our Form 10
3.2	Bylaws.
3.3	Certificate of Amendment regarding the name change to “Digitiliti, inc.” and the Recapitalization.	Exhibit to our Form 10
3.4	Certificate Correction regarding the name change to “Digitiliti, Inc.”	Exhibit to our Form 10
3.5	Amended and Restated Certificate of Incorporation filed May 13, 2008.
10.1	Stock Purchase Agreement between Storage and our former principal stockholders under which Storage acquired a controlling interest in us.	Exhibit to our Form 10
10.2	Agreement and Plan of Merger between us, Themescapes and Bulldog under which we became a holding company.	Exhibit to our Form 10
10.3	Agreement and Plan of Merger, as amended, between us, Cyclone Acquisition and Storage under which Storage became our wholly-owned subsidiary.	Exhibit to our Form 10
10.4	XO Communications Contract.	Exhibit to our Form 10
10.5	FRM Associates Lease, as amended.	Exhibit to our Form 10
10.6	EBC Minneapolis, Inc. Sublease Agreement.	Exhibit to our Form 10
10.7	Upper Corner Venture, LLC Lease Agreement.	Exhibit to our Form 10
10.8	M2 Consulting Agreement of May 2006, with Addendums.	Exhibit to our Form 10
10.9	M2 Consulting Agreement of April 2007.	Exhibit to our Form 10
10.10	5X Partners Corporate Development Services Agreement with Addendums.	Exhibit to our Form 10
10.11	StorageSwitch Consulting Services Agreement.	Exhibit to our Form 10
10.12	StorageSwitch Non-Compete Agreement.	Exhibit to our Form 10
10.13	StorageSwitch Technology Purchase Agreement.	Exhibit to our Form 10
10.14	Vision to Practice, Inc. Development Services Agreement.	Exhibit to our Form 10
10.15	Form of 12% Convertible Note.	Exhibit to our Form 10/A-2
10.16	Form of A Warrant for 12% Convertible Note Offering.	Exhibit to our Form 10/A-2
10.17	Form of B Warrant for 12% Convertible Note Offering.	Exhibit to our Form 10/A-2
10.18	Letter Agreement with M2 of June, 2008.	Exhibit to our Form 10/A-2
14	Code of Ethics
16.1	Letter of Auditors regarding termination.	Exhibit to our Form 10/A-2
21	Subsidiaries.	Exhibit to our Form 10
31.1	302 Certification of CEO, Roy A. Bauer

31.2	302 Certification of CFO, William McDonald
32	906 Certification
99.1	Digitiliti, Inc. Stock Option Plan.	Exhibit to our Form 10

8-K Current Report dated December 2, 2008, filed with the Securities and Exchange Commission on December 12, 2008.

8-K Current Report dated December 16, 2008, filed with the Securities and Exchange Commission on December 22, 2008.

8-K Current Report dated April 20, 2009, filed with the Securities and Exchange Commission on April 24, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITILITI, INC.

Date:	April 30, 2009	By:	/s/Roy A. Bauer
Roy A. Bauer
CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIGITILITI, INC.

Date:	April 30, 2009	By:	/s/Roy A. Bauer
Roy A. Bauer
CEO, President and Director

Date:	April 30, 2009	By:	/s/William McDonald
William McDonald
CFO

Date:	April 30, 2009	By:	/s/Pamela J. Miner
Pamela J. Miner
Director

Date:	April 30, 2009	By:	/s/Jonathan S. Miner
Jonathan S. Miner
Director