Form 10-Q
period 2009-03-31
Digitiliti Inc
filed 2009-05-21
CIK 1411658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes [ ] No [X]

As of May 12, 2009, the Registrant had 34,123,313 shares of common stock issued and outstanding.

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

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

 EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Item 1. Financial Statements

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	$58,769	$36,317
Accounts receivable	572,176	549,127
Prepaid and other current assets	286,953	201,488

TOTAL CURRENT ASSETS	917,898	786,932

PROPERTY AND EQUIPMENT	940,260	1,105,113
SOFTWARE LICENSE	1,309,250	1,302,158
DEFERRED FINANCING COSTS	114,286	202,484
Other assets	6,322	6,322
TOTAL ASSETS	$3,288,016	$3,403,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$313,510	$234,957
Accounts payable – related parties	104,869	104,869
Accrued expenses	887,568	1,136,408
Due to related parties	88,936	87,622
Current maturities of note payable	1,104,100	875,365
Current maturities of capital lease obligations	368,900	439,318
Current maturities of notes payable – related parties	231,540	156,540
Current maturities of convertible debt	721,859	2,435,466

TOTAL CURRENT LIABILITIES	3,821,282	5,470,545

CAPITAL LEASE OBLIGATIONS	59,150	65,037

CONVERTIBLE DEBT	1,726,532	1,758,252
CONVERTIBLE DEBT – related parties	466,203	342,532
DEFERRED RENT	16,418	18,130
Other liabilities	3,607	3,607
TOTAL LIABILITIES	6,093,192	7,658,103

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 33,552,845 and 26,665,020 shares issued and outstanding	33,553	26,665
Additional paid-in capital	13,126,076	10,092,294
Accumulated deficit	(15,964,805)	(14,374,053)
TOTAL STOCKHOLDERS’ DEFICIT	(2,805,176)	(4,255,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,288,016	$3,403,009

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009		2008

REVENUES	$860,279		$563,206

COST OF REVENUES	462,405		427,621

GROSS MARGIN	397,874		135,585

OPERATING EXPENSES
Selling and marketing	86,751		161,690
General and administrative	592,574		769,864
Research and development	90,507		670,079
Total Operating Expenses	769,832		1,601,633

LOSS FROM OPERATIONS	(371,958)		(1,466,048)

INTEREST EXPENSE	1,281,794		331,833

NET LOSS	$(1,590,752	) $	(1,797,881)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.05)		$(0.07)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	32,175,280		25,149,884

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,590,752)	$(1,797,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	271,435	254,032
Common stock issued for services -	-	124,312
Amortization of deferred financing costs	88,198	49,220
Amortization of discount on convertible debt	670,335	112,459
Stock issued for professional services	-	-
Employee stock option expense	63,241	21,412
Common stock issued for purchase of R & D	-	375,000
Incremental compensation cost of warrants with converted notes	116,377	-
Incremental compensation cost of warrants with extended notes	84,730	-
Beneficial Conversion Features on converted notes	161,377	-
Stock issued for professional services		-
Changes in operating assets and liabilities:
Accounts receivable	(30,264)	(90,064)
Prepaid and other current assets	(78,250)	(62,632)
Accounts payable	78,553	505,821
Accrued expenses	88,112	-
Due to related parties	1,314	-
Deferred rent	(1,712)	2,979
Net cash provided by operating activities	(77,306)	(505,342)

INVESTING ACTIVITIES
Purchases of property and equipment	-	(276,357)
Purchases of software licenses	(1,419)
Net cash used in investing activities	(1,419)	(276,357)

FINANCING ACTIVITIES
Proceeds from notes payable	165,197	-
Payments on notes payable	(54,485)	-

Proceeds from issuance of convertible debt	-	808,500
Financing costs	-	(80,850)
Payments on capital lease obligations	(84,535)	(156,207)
Proceeds from bank note	-	18,965
Proceeds from note payable – related party	75,000	14,000
Payments on notes payable – related party	-	(10,000)
Net cash used in financing activities	101,177	594,408

NET DECREASE IN CASH	22,452	(187,291)

CASH
Beginning of period	36,317	241,333

End of period	$58,769	$54,042
Cash paid for interest	21,509	18,875
Cash paid for income tax	-	-

Non-Cash Financing and Investing Activities

Issuance of warrants in connection with convertible debt	-	371,950
Stock rescission payable	-	105,000
Equipment acquired under capital lease	8,230	-
Shares issued for accrued interest on convertible debt	307,954	-
Shares issued for convertible debt	2,262,700	-
Notes payable issued to acquire software	104,025	-

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization, Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Digitiliti’s audited financial statements for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements, included in Digitiliti’s Form 10-K, have been omitted.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position or cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, we adopted EITF 07-5 and the adoption of this statement had no material effect on our financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-

5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

2.

Going Concern

The accompanying condensed consolidated financial statements for the three months ended March 31, 2009, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred a net loss of $1,590,752 and an accumulated deficit of $15,964,805 for the three months ended March 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

3.

Convertible Debt

In November 2008, we initiated a request to all of our 12% convertible debt holders to either extend their respective convertible debt for another 18 months or to convert their principal and accrued interest into common stock.  During the first quarter of 2009, $2,262,700 of the convertible debt was converted into 6,887,825 shares and $1,614,300 of convertible debt was extended for an additional 18 months. The total extended as of March 31, 2009 was $2,184,300, with $927,800 due in the next 12 months; $1,380,000 due in the next 24 months; and $659,500 are due in next 29 months. In addition, $465,000 of the debt is in default as of March 31, 2009.

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

We evaluated the extension event in late December under FAS No. 15, EITF 02-4 and EITF 96-19. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. The Company recognized $84,730 warrant expense associated with the extended debt under FAS 84 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion event during the quarter ended March 31, 2009, under the provisions of Financial Accounting Standard (FAS) No. 84 “Induced Conversions of Convertible Debt” and recognized expense totaling $201,017, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $16,377 was recognized through Additional Paid in Capital under the guidance of Emerging Issues Task Force (EITF) 98-5.

In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to EITF 00-27. During the quarter ended March 31, 2009, $2,262,700 of debt was converted and $161,377 of the contingent beneficial conversion feature was recognized into interest expense.

The Company is in default on $465,000 convertible debt net of discount of $12,965 as of March 31, 2009.

A summary of the convertible debt as of March 31, 2009, and December 31, 2008, is as follows:

2009

2008

------------------------

------------------------

Gross proceeds from the debts

$             5,500,000

$              5,500,000

Less: discount on the warrants

(2,116,131)

(2,116,131)

Less: principal converted to common stock

(2,532,700)

(270,000)

Add: amortization of discount

1,597,222

1,079,849

------------------------

------------------------

Subtotal

$              2,448,391

$              4,193,718

Less: current maturities

(721,859)

(2,435,466)

------------------------

------------------------

Long-term portion of convertible debt

$             1,726,532

$              1,758,252

==============

===============

4.          Stockholders’ Equity

Common Stock:

During the quarter ended March 31, 2009, several convertible debt holders converted their investment in Convertible Debt in the amount of $2,262,700, net of discount of $373,732, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 6,887,825.

Stock Options:

During the first quarter of 2009, options to purchase 650,000 shares of common stock were granted by the Company to four employees at an exercise price of $0.385. These options have a contractual term of 5 years, and have a vesting term of 3 years. Fair value of $74,637 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the quarter ended March 31, 2009 include (1) discount rate of 1.44%, (2) expected life of 3.5 years (3) expected volatility of 152.07% and (4) zero expected dividends.

A summary of option activities for the quarter ended March 31, 2009 was as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2008	4,116,806	$0.37
Granted	650,000	0.39
Outstanding at March 31, 2009	4,766,806	0.37

Stock option expense for the quarter ended March 31, 2009, was $46,971.

Stock Warrants:

During the first quarter of 2009, warrants to purchase 100,000 shares of common stock were granted by the Company to one of its former employee at an exercise price of $0.35. These warrants have a term of 5 years and they vest immediately. Fair value of $16,270 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended March 31, 2009 include (1) discount rate of 1.79%, (2) warrant life of 5 years (3) expected volatility of 142.26% and (4) zero expected dividends.

A summary of warrant activities for the quarter ended March 31, 2009 was as follows:

	Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2008	6,200,348	$1.59
Granted	100,000	0.35
Outstanding at March 31, 2009	6,300,348	1.57

Stock warrant expense for the quarter ended March 31, 2009. was $16,270.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, general and specific economic conditions, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

We presently focus on providing a cost effective data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets through our remote Pharoah Business Fortress Storage Center.  This data protection solution is geared specifically to help organizations properly manage and protect their entire network from one centralized location, with offsite redundancy.  Our solution can backup and restore data on every machine in a network, including desktops, laptops, file and print servers. We are dedicated to developing and delivering superior storage technologies and methodologies that will enable our customers to manage and protect massive data growth with ease.

Through our Pharaoh Business Fortress Storage Center, we combine a powerful, agent-less backup software with our remote to deliver to our customers a powerful and effective online-offsite data backup and restore solution.  We provide storage from a “utility based computing” philosophy, whereby customers pay only for the gigabytes of data they store in our Fortress Storage Center.

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

As a result of our sales and marketing efforts of our existing product, Pharoah, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; to 731 in 2008; and now stands at 722 as of Mach 31, 2009. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007; and to $3,075,308 in 2008. This reflects an average monthly revenue exceeding $300,000.  Despite the significantly improved cash flows provided by the increased sales, we are experiencing and anticipate cash flow shortages resulting from new product development, product launch and potential convertible debt repayment requirements.

Our primary focus in 2009 is to evaluate our long term strategic direction.  In doing so, we will evaluate a number of alternatives for our future.  Under consideration is a considered shift out of our current Pharaoh Vault Business Service and into our new product area, Pyramid.  Our reasons for evaluating this strategic alternative are (i) to solve a major industry and customer problem of managing their continually growing information volume and associated cost of storage and retrieval, (ii) to be able to access a larger share of opportunity in the information management storage business; (iii) our Pyramid technology is believed to have significant technological advantages to our Pharaoh Vault Business Service; and (iii) our need to expand our storage capacity for additional growth.  This will require a significant capital investment of approximately $ 2M - $3M dollars in 2009.  Our present financial situation does not currently enable us to invest funds in both of these technologies at the same time.  We require approximately $1M - $2M to rollout Pyramid and begin generating sales. We expect to have a determination and decision as to what strategic options we will pursue in our second quarter of 2009.

We have determined that our new product, Pyramid, is positioned to achieve significantly more market opportunity potential that our current Pharaoh Vault Business Service operations .  This is because we will offer a solution to fix an industry-wide problem of data proliferation, volume growth, and the associated problems that causes, and, we will do this at significantly better cost performance and simplicity. Therefore, we are currently evaluating the sale of our Pharaoh Business Fortress Storage Center in order to more sufficiently fund our planned business operations. It is anticipated that any sale of our Pharaoh Business Fortress Storage Center that may be negotiated will be submitted to our stockholders for approval in accordance with the Delaware Business Corporation Act.

We invested significant resources in our new product, Pyramid, in 2008, in an attempt to expand our “digitiliti” product offering by developing a new generation of leading edge software.  This development activity will continue at a greater pace in 2009.  Pyramid represents a significant step toward our goal to become a technology leader in the data information management marketplace.  We are behind schedule on our development and launch of Pyramid by six to nine months, but since February, 2009, we have implemented a rigorous product development approach, established a concrete architectural framework and a very specific product development plan, with automated test and integration system.  We have restructured the product development team, and we are currently on schedule to introduce Pyramid in the third quarter of 2009 and begin generating sales at that time.  We have three key milestones in our development plan, the first being a May 15th date to have the “reference platform” completed.  This means that the basic technology and performance capabilities of Pyramid are operational and meeting requirements.  This “reference platform” is the basic capability that Pyramid will introduce to the market in the third quarter.  We have completed this first milestone.  With the “reference platform” being completed, we can now begin to integrate value-added resellers (business partners) into our development plan to Beta test and gain valuable insight and feedback for refinements.  We are very encouraged by the strong feedback from our customers and industry analysts who have seen Pyramid product presentations.  The process of refining our “digitiliti” products, our sales and marketing systems, our product packaging, our infrastructure scaling methods and revenue generation offerings are well underway.  From industry feedback, we believe our Pyramid technology will establish a new standard for how companies will manage their information in the future.  We believe, despite the delay in our schedule, that we will introduce new, industry-changing capability to the storage solutions market and that we will accomplish this goal well ahead of any other potential competitor. Presently, we believe there are no competitors in this new market arena.  We have high confidence in our development plan and our development team and believe our schedule and capability are attainable in accordance with our goals.

We are presently experiencing cash flow problems; however, we have been aggressively taking steps to reduce overall operating costs as we conserve cash.  Since 2008, we have reduced our annual salaries and wages by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold.  In the first quarter of 2009, we made additional cost improvements to our infrastructure.  As we determine our strategic alternatives, we will act swiftly to continue to deploy and prioritize resources to manage expenses. In addition, we are raising more capital to assure we have the financial resources to achieve our strategy.

Our increase in customer count and overall sales have been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007. Prior to implementation of the Modification Proposal (discussed below), these convertible notes reflected a $0.50 per share conversion rate upon expiration of an 18-month maturity date, currently resulting in principal and accrued interest due of  $1,334,770, estimated  as of December 31, 2008. In addition, for every dollar invested, these convertible notes allowed each investor to receive one-half warrant to acquire one-half of a share of our common stock with a five year term at $1.50 per share and $2.25 per share, respectively. No warrant could have been exercised during the first  six months and one day following issuance, unless there was an effective registration statement covering the underlying common stock that has been filed covering the shares underlying these warrants with the Securities and Exchange Commission.

We directly contacted our convertible note holders to seek to restructure this debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”).  On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved a reduction in the $1.50 and $2.25 exercise prices of the convertible note holders warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share; the resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes.   $35,000.00 in convertible notes had already been converted at the time of these resolutions; accordingly, we were obligated to issue a total of 109,000 shares of our common stock for division among these holders. The table under Part II, Item 3, below, presents information about our convertible notes that are still outstanding following conversions and extensions of convertible notes under our Modification Proposal.  Please see Part II, Item 3.

Results of Operations

For the three month periods ended March 31, 2009, and 2008

Our sales for the March 31, 2009, quarter increased $297,073 to $860,279 compared to $563,206for the quarter ended March 31, 2008. The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center, combined with the growth in existing customer data. Consistent with this pattern of growth, our customer base grew from 594 as of March 31, 2008 to 722 as of March 31, 2009. The growth of customer contracts is a direct result of the heavy emphasis we have placed on marketing our “digitiliti” service. Our efforts included attending industry tradeshows throughout the country, as well as revamping our website. We also concentrated significant resources refining our product presentation, product positioning and pricing models. Finally, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross margin reflects an increase of $244,289 with a gross margin of $379,874 through March 31, 2009, versus $135,585 through March 31, 2008. Factors contributing to this increase in our gross margin are our deliberate targeting of a larger profile customer, which resulted in (i) more efficient customer pricing; (ii) a significant increase or growth in customer base; and (iii) an increase in organic growth of our customer’s data. In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets. We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customer’s data growth in our Fortress Storage Center vault.

Research and development expenses decreased from $670,079 to $90,507 during the quarterly periods ended March 31, 2008, and 2009, respectively. This significant decrease primarily reflects the up-front costs of acquiring the software technology from StorageSwitch LLC consisting of an initial cash outlay of $200,000 and the issuance of certain shares of our common stock valued at $375,000.

Selling and marketing expenses decreased to $76,751 from $161,690 for the quarterly periods ended March 31, 2009, and 2008, respectively, reflecting a decrease of $84,939. This decrease principally reflects our success in learning to market our “digitiliti” service to resellers that have the requisite expertise to produce immediate results. Again, we have not only learned to market our “digitiliti” service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses decreased by $177,290 to $592,574 compared to $769,864 during the quarterly periods ended March 31, 2009, and 2008, respectively. This decrease is generally attributable to the reduced reliance on outside consultants (and corresponding consultant’s fees) and reduced legal and accounting expenses. Interest expense during the quarter ended March 31, 2009, increased by $468,938 to $800,771 compared to $331,833 for the quarter ended March 31, 2008. This decrease is related to the significant reduction in amortization of the discount associated with our convertible debt that resulted from those convertible note holders who chose to convert their convertible notes pursuant to our Modification Proposal discussed above.

Liquidity

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we need to continue expanding our capacity of the Fortress Storage Center by investing in property and equipment and software licenses.

For the three month periods ended March 31, 2009, and 2008

During the three months ended March 31, 2009, we received proceeds of $165,197 from the issuance of notes payable and $75,000 from related party, which helped to fund cash used in operations and investment in property and equipment.

Net cash used by operating activities during the first three months of 2009 was $77,306 compared to $505,342 during the first quarter of 2008. Net cash used by operating activities during the three months ended March 31, 2009, was primarily impacted by:

•

Net loss of ($1,590,752).

•

Depreciation and amortization of $271,435.

•

Amortization of discount on convertible debt issued of $670,335.

•

Increase in accounts receivable of $30,264.

•

Increase in accounts payable and accrued expenses of $166,665.

Net cash used by operating activities during the three months ended March 31, 2008, was primarily impacted by:

•

Net loss of ($1,797,881).

•

Depreciation and amortization of $254,032

•

Increase in trade accounts payable and accrued expenses of $505,821.

Net cash used by investing activities during the first three months of 2009 was $1,419, primarily related to the purchase of software licenses. Net cash used by investing activities during the first three months of 2008 was comprised of equipment and software licenses of $276,357.

Net cash provided by financing activities during the first three months of 2009 was ($101,177), primarily consisting of $84,535 in principal payments on capital leases; $165,197 from the issuance of notes payable; $75,000 from the issuance of related party debt. Net cash provided by financing activities during the first three months of 2008 was $594,408

$808,500 from the sale of convertible debt securities.  Offsetting these items were $156,207 in principal payments on capital leases and $80,850 in payments of financing costs.

At March 31, 2009, our cash balance was $58,769 compared to $36,317 at December 31, 2008.

An aggregate of $465,000 of our convertible notes was due at March 31, 2009; Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure. Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2008, and 2007, and the quarterly periods ended September 30, 2008, June 30, 2008, and March 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Accordingly, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the date of this Quarterly Report. Based on such evaluation of the above referenced periods, due to the material weaknesses in our internal controls over financial reporting further described below, our Chief Financial Officer concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules, regulations and forms.

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

It is management’s intent to correct all identified material deficiencies in our internal controls as reported in previous periods. Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified. Management has determined that these significant deficiencies, in the aggregate, constitute material weaknesses in the design and operation of our internal controls in effect prior to December 31, 2008, and 2007, and for the quarterly period ended March 31, 2009. We continue to address and evaluate these issues.

Our former auditors also advised us of certain other material weaknesses and significant deficiencies in our internal controls in connection with auditing our consolidated financial statements for the years ended December 31, 2007, and 2006, including, in summary: (i) lack of accounting expertise, with recommended additional training for our CFO; (ii) issues regarding reimbursement of unsubstantiated expenses; (iii) segregation of duties of accounting functions among various personnel; (iv) segregation of cash distribution responsibilities; (v) establishment of initial control over cash receipts; (vi) material weaknesses on preparation of our consolidated financial statements; and (vii) the establishment of an audit committee. We are also addressing these concerns.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2009, $2,262,700 of the convertible debt was converted into 6,887,825 shares and $1,614,300 of convertible debt was extended for an additional 18 months.

During the three months ended March 31, 2009, our Board of Directors approved the issuance of the following equity securities to our former and present officer and directors: 225,000 stock options to Roy A. Bauer and Benno Sand (individually) granted on February 6, 2009, reflecting a $0.385 exercise price and that vest over a 36 month period and 100,000 stock options to Jonathon S. and Pamela J. Miner (individually) also granted on February 6, 2009, reflecting a $0.385 exercise price and that vest over a 36 month period.

During the three months ended March 31, 2009, in conjunction with a severance agreement executed between us and Dan Herbeck, acting though his company, Continental Technologies Solutions, LLC, we approved the issuance of 100,000 five year “cashless” warrants to purchase 100,000 shares of our common stock at $.35 per share.

In conjunction with the of the Separation Agreement executed between Brad D. Wenzel and us on April 20, 2009, Mr. Wenzel received warrants to purchase 300,000 shares of our common stock exercisable at a price of $0.385 per share, over a three (3) year term.

Also pending is the extension of a $250,000 12% convertible note held by a shareholder that reflected  a maturity date of April 20, 2009. This convertible note is guaranteed by a member of our Board of Directors and discussions are underway to confirm, among other terms, the issuance of additional warrants as consideration for a minimum  six month extension to this convertible note.

In reliance on a pending private offering not yet finalized, we received $100,000 from an existing shareholder that shall be tied to a convertible note that reflects the following minimum terms: a 12% interest rate, a six month maturity date and a  $0.35 conversion rate feature upon or before maturity. In addition, this shareholder will have 100% warrant coverage and will receive one warrant at a $0.50 exercise price for each dollar invested and should the shareholder decide to convert the convertible note upon or before maturity, the warrant exercise price will be reduced to $0.35 per share.

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

Item 3. Defaults Upon Senior Securities.

After implementation of our Modification Proposal (discussed in our Plan of Operation above in Part I, Item 2), the following reflects as of May 15, 2009, the total amount of convertible notes that were outstanding during each quarter when sold, the remaining principal and accrued interest outstanding from those convertible note holders that did not convert or extend their convertible notes, and the quarters in which those unconverted and unextended convertible notes mature.

Due Date
				Principal &	For
		Principal	Acc. Interest	Accrued	Principal &
	Original	Balance of	on	Interest on	Accrued
	Total of	Conv. Notes	Conv. Notes	Conv. Notes	Interest on
	Convertible	Outstanding	Outstanding	Outstanding	Convertible
	Notes Sold at	as of	as of	as of	Notes at
	12/31/2008	5/15/2009	5/15/2009	5/15/2009	5/15/2009
1st Qtr 2007	$ 401,050	$ 60,000	$ 15,760	$ 75,760	Sep-08
2nd Qtr 2007	$ 707,500	$ 225,000	$ 53,498	$ 278,498	Dec-08
3rd Qtr 2007	$ 1,165,000	$ 130,000	$ 26,173	$ 156,173	Mar-09
4th Qtr 2007	$ 926,000	$ 140,000	$ 25,985	$ 165,985	Jun-09
1st Qtr 2008	$ 808,500	$ 15,000	$ 2,095	$ 17,095	Sep-09
2nd Qtr 2008	$ 945,500	$ 98,000	$ 11,771	$ 109,771	Dec-09
3rd Qtr 2008	$ 546,450	$ 65,000	$ 5,981	$ 70,981	Mar-10
	$ 5,500,000	$ 733,000	$ 141,263	$ 874,263

Relative to the matured convertible notes detailed above, we have not entered into any formal payment schedules, and we continue to negotiate alternative payment arrangements.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

Board Members

In May 2009, the following individuals were added to our Board of Directors to fill vacancies.

Karen Gilles Larson.  Ms. Larson retired in 2007 after nearly 10 years as the President and Chief Executive Officer of Synovis Life Technologies, a publicly-held medical device company.  Ms Larson joined Synovis (at the time called Bio-Vascular, Inc.) in 1989 as its Director of Finance and Administration.  She was promoted to the positions of Vice President of Finance, Chief

Financial Officer and Corporate Secretary.  Ms. Larson filled those capacities until July of 1997, when she was named President and Chief Executive Officer.  In August of 1997, Ms. Larson was appointed to the Synovis Board of Directors.  She continues to serve as a Director of Synovis Life Technologies.

During her tenure at Synovis, Ms. Larson developed and executed a growth and diversification strategy which increased revenue from $9.7M to $58M within five years.  She built and mentored a strong executive team resulting in 24 quarters of uninterrupted revenue growth.  Ms. Larson moved the Synovis stock listing from OTC market to NASDAQ.  Prior to joining Synovis, Ms. Larson was the Controller at VEE Corporation; and previously, she was an accountant with the firm of McGladrey, Hendrickson and Pullen (now called RSM McGladrey).   She earned a Bachelor of Arts Degree in Economics with a minor in Chemistry from the University of Minnesota.

Kedar R. Belhe. Mr. Belhe was Senior Director of Business Development at St. Jude Medical, AF Division from 2004 to 2007 and again at the CV Division from 2007 to 2008.  St. Jude Medical is a $5B global medical device company with over 20 operations and manufacturing facilities worldwide. At the CV Division, Mr. Belhe was responsible for mergers and acquisitions and technology licensing transactions.  He completed $260M of acquisitions in 2008.  At the AF Division, he was responsible for technology strategy planning of the newly created division.  He led several initiatives of technology integration within the acquired businesses, as well as technology partnerships with major external companies.  Mr. Belhe was Senior Director of Technology Development at St. Jude’s Daig Division from 1999 to 2004.

Mr. Belhe is currently founder and President of Metamod, a medical device startup company focused on metabolic disorders.  He has strong functional expertise in technical, financial and strategic assessment of high-technology value opportunities.  He earned a Bachelor of Science degree in Chemical Engineering from the University of Bombay, India, and a PhD in Chemical Engineering from Washington University in St. Louis.  He also earned a Master of Business Administration from Washington University in St. Louis.

Ms. Larson and Mr. Belhe’s appointments strengthen our Board in the areas of growth initiatives, business development, financial management and investor relations.

As compensation for service on our Board of Directors, each of these persons will be granted options to acquire 225,000 shares of our common stock at an exercise price of $0.385 per shares that vest over three years., under the Digitiliti, Inc. 2007 Stock Option Plan.

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

Digitiliti, Inc.

Date:	May 20, 2009	By:	/s/Roy A. Bauer
Roy A. Bauer, President, CEO and Director

Date:	May 20, 2009	By:	/s/William McDonald
William McDonald, CFO