Form 10-Q
period 2009-06-30
Digitiliti Inc
filed 2009-08-14
CIK 1411658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 000-53235

DIGITILITI, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-1408538
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

266 East 7th Street, 4 th Floor

St. Paul, Minnesota 55101

(Address of Principal Executive Offices)

(651) 925-3200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of August 14, 2009, the Registrant had 34,231,316 shares of common stock issued and outstanding.

PART I

Table of Contents

PART I

Item 1.

Financial Statements                                                                                                                                           3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations               14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                                                                   19

Item 4T.

Controls and Procedures                                                                                                                                  20

PART II

Item 1.

Legal Proceedings                                                                                                                                             21

Item 1A.

Risk Factors                                                                                                                                                       21

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds                                                                     21

Item 3.

Defaults Upon Senior Securities                                                                                                                     22

Item 4.

Submission of Matters to a Vote of Security Holders                                                                                 22

Item 5.

Other Information                                                                                                                                              22

Item 6.

Exhibits and Reports on Form 8-K                                                                                                                  23

SIGNATURES                                                                                                                                                    24

Item 1. Financial Statements

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	June 30, 2009	December 31, 2008

CURRENT ASSETS
Cash	$31,735	$36,317
Accounts receivable	635,827	549,127
Prepaid and other current assets	200,493	201,488
TOTAL CURRENT ASSETS	868,055	786,932

PROPERTY AND EQUIPMENT	742,888	1,105,113
SOFTWARE LICENSE	1,212,317	1,302,158
DEFERRED FINANCING COSTS	96,605	202,484
OTHER ASSETS	6,322	6,322
TOTAL ASSETS	$2,926,187	$3,403,009
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$357,592	$234,957
Accounts payable – related parties	104,869	104,869
Accrued expenses	1,017,697	1,136,408
Due to related parties	91,290	87,622
Current maturities of note payable	1,036,883	875,365
Current maturities of capital lease obligations	239,132	439,318
Current maturities of notes payable – related parties	231,540	156,540
Current maturities of convertible debt	694,134	2,435,466
TOTAL CURRENT LIABILITIES	3,773,137	5,470,545

CAPITAL LEASE OBLIGATIONS	47,798	65,037

CONVERTIBLE DEBT	1,864,524	1,758,252
CONVERTIBLE DEBT – related parties	538,973	342,532
DEFERRED RENT	14,796	18,130
OTHER LIABILITIES	3,607	3,607
TOTAL LIABILITIES	6,242,835	7,658,103
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 34,231,316 and 26,665,020 shares issued and outstanding	34,231	26,665
Additional paid-in capital	13,571,151	10,092,294
Accumulated deficit	(16,922,030)	(14,374,053)
TOTAL STOCKHOLDERS’ DEFICIT	(3,316,648)	(4,255,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,926,187	$3,403,009

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$859,669	$768,203	$1,719,948	$1,331,409

COST OF REVENUES	245,352	193,048	436,322	366,637

GROSS PROFIT	614,317	575,155	1,283,626	964,772

OPERATING EXPENSES
Selling and marketing	118,578	175,933	205,329	325,123
General and administrative	621,349	1,175,814	1,213,923	1,775,709
Depreciation and amortization	298,766	267,787	570,201	522,318
Research and development	242,372	641,792	332,879	936,871
TOTAL OPERATING EXPENSES	1,281,065	2,261,326	2,322,332	3,560,021

LOSS FROM OPERATIONS	(666,748)	(1,686,171)	(1,038,706)	(2,595,249)

INTEREST EXPENSE	290,477	526,646	1,509,271	862,724

NET LOSS	$(957,225)	$(2,212,817)	$(2,547,977)	$(3,457,973)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.09)	$(0.08)	$(0.14)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	34,231,316	25,476,751	33,437,064	25,313,318

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(2,547,977)	$(3,457,973)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	570,201	522,318
Amortization of deferred financing costs	140,879	118,309
Amortization of discount on convertible debt	751,058	347,942
Bad debt expense	20,692	-
Common stock issued for services	-	249,486
Common stock issued for purchase of R & D	-	375,000
Employee stock option expense	108,784	467,894
Additional beneficial conversion feature on converted notes	158,597	-
Warrants expense	313,696	-
Changes in operating assets and liabilities:
Accounts receivable	(107,392)	(237,744)
Prepaid and other current assets	995	(64,699)
Accounts payable	122,635	71,149
Accrued expenses	278,826	416,141
Due to related parties	3,668	-
Deferred rent	(3,334)	1,494
Net cash used by operating activities	(188,672)	(1,190,683)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(471,728)
Purchase of software licenses	(5,880)	-
Net cash used by investing activities	(5,880)	(471,728)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	350,000	2,044,637
Financing costs	(35,000)	(175,400)
Payments on capital lease obligations	(225,655)	(333,206)
Proceeds from capital lease obligations	-	18,833
Proceeds from note payable – related party	75,000	7,072
Proceeds from notes payable	165,197	-
Payments on notes payable	(139,572)	-
Net cash provided by financing activities	189,970	1,561,936

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Continued)

	Six Months Ended June 30,
	2009	2008
NET DECREASE IN CASH	(4,582)	(100,475)

CASH
Beginning of year	36,317	241,333

End of year	$31,735	$140,858

Cash paid for interest	44,307	18,875
Cash paid for taxes	-	-

Non-Cash Financing and Investing Activities

Equipment acquired under capital lease	8,230	-
Notes payable issued to acquire software	104,025	-
Shares issued for accrued interest on convertible debt	335,503	-
Shares issued for convertible debt	2,312,700	-
Discount on convertible debt	212,852	-

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FAS 157-4), to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this statement did not have a material effect on our financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 Accounting for Derivatives and Hedging Activities (SFAS 133) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, we adopted EITF 07-5 and the adoption of this statement had no material effect on our financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5,

Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, were nullified in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009, and has evaluated any subsequent events through August 14, 2009. The Company has disclosed these subsequent events in Note 6.

2.  Going Concern

The accompanying financial statements for the six months ended June 30, 2009, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred a net loss of $2,547,977 for the six months ended June 30, 2009 and an accumulated deficit of $16,922,030 for the six months ended June 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

3.  Convertible Debt

12% Convertible Debt - $5.5million Private Offering

In November 2008, we initiated a request to all of our 12% convertible debt holders to either extend their respective convertible debt for another 18 months or to convert their principal and accrued interest into common stock.  As of June 30, 2009, $2,582,700 of the convertible debt was converted into 8,435,858 shares and $2,917,300 of convertible debt was extended for an additional 18 months. The total extended convertible debts as of June 30, 2009, was $2,917,300, with $199,800 net of discount of $0 due in the next 12 months; $835,000 net of discount of $96,832 due in the next 18 months; $812,500 net of discount of $237,401 due in next 24 months; and $337,000 net of discount of $124,262 due in next 26 months. In addition, the Company is in default on $733,000 convertible debt net of discount of $38,866 as of June 30, 2009.

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

We evaluated the extension event under FAS No. 15, EITF 02-4 and EITF 96-19. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. For the six months ended June 30, 2009, the Company recognized $85,001 warrant expense associated with the extended debt under FAS 84 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion event during the six months ended June 30, 2009, under the provisions of Financial Accounting Standard (FAS) No. 84, Induced Conversions of Convertible Debt, and recognized expense totaling $201,017, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $158,597 was recognized through Additional Paid in Capital under the guidance of Emerging Issues Task Force (EITF) 98-5.

In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to EITF 00-27. During the six months ended June 30, 2009, $2,312,700 of debt was converted and $158,597 of the contingent beneficial conversion feature was recognized into interest expense.

12% Convertible Debt - $750,000 Private Offering

In April 2009, we engaged M2 Capital Advisors, Inc. (“M2”) as a consultant to introduce us to potential investors to raise up to $750,000 from the sale of 12% convertible debt and warrants that are secured against the assets associated with our Pharaoh Business Fortress Storage Center, subject to certain other liens. Under the conversion terms, the debt was convertible into common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In addition, for each $1 invested, the investor receives one warrant to acquire one share of common stock with a five year term at $0.50 per share. The warrants are callable at $0.01 per warrant, if the common stock of the Company trades for 20 consecutive days on its principal market above $1.50 per share, provided there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission.

In conjunction with the sale of the 12% convertible debt referenced above, M2 received a 10% introductory fee, which totaled $35,000 pursuant to a Consulting Agreement. These introductory fees were accounted for as deferred financing cost and are being amortized using the effective interest method over the term of the convertible debt.

Through June 30, 2009, the Company has issued $350,000 in convertible debt and 350,000 warrants (Note 5) exercisable at $0.50 per warrant.

We analyzed the convertible debt and the warrants issued for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable for these debts.

The convertible debt was evaluated for a beneficial conversion feature under EITF Issue 98-5 and 00-27, at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price to be $173,973. In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model to be $38,879 and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $212,852 and the unamortized balance at June 30, 2009, was $211,280.

A summary of the convertible debt as of June 30, 2009, and December 31, 2008, is as follows:

	June 30, 2009	December 31, 2008

Gross proceeds from the debts	$5,850,000	$5,500,000
Less: discount on the warrants	(3,408,753)	(3,369,874)
Less: beneficial conversion feature	(173,973)	-
Less: principal converted to common stock	(2,582,700)	(270,000)
Add: accumulated amortization of discount	2,874,084	2,333,592
Subtotal	2,558,658	4,193,718
Less: current maturities	(694,134)	(2,435,466)
Long-term portion of convertible debt	1,864,524	1,758,252

During the six months ended June 30, 2009, the Company recorded $161,902 amortization of discount.

4.  Related Party Transactions

During the six months ended June 30, 2009, we received the remaining $75,000 from a related-party under an on-demand note.  This note bears interest at 1% above prime per annum.

In October 2008, we issued a $250,000 12% convertible debt to an individual. The debt can be converted into our common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The debt is guaranteed by a stockholder of the Company. In conjunction with this convertible debt, we issued warrants to purchase 150,000 shares and 100,000 shares, respectively, of our common stock with a five year term at $0.50 per share. During April 2009, the note became due. However, the debt holder agreed to extend the note for additional six months and was then provided additional warrants to purchase 125,000 shares on the same terms. The additional warrants expense, $26,997, valued using Black-Scholes pricing model (Note 5), was expensed in the quarter ended June 30, 2009, as interest expense.

In November 2008, we issued a $250,000 12% convertible debt to a stockholder. The debt can be converted into our common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission.  In conjunction with this convertible debt, we issued stock warrants to purchase 250,000 shares of our common stock with a five year term at $0.50 per share. The note became due in April 2009. As of August 14, 2009, the Company is in the process of negotiation terms with the debt holder to extend the note.

Pursuant to a security agreement with the stockholder, our Pyramid software and vaults along with other intellectual properties serve as the collateral for the above guarantee, convertible debt and the related party note payable.

We analyzed the two convertible debt and the warrants issued for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable for these debts.

Under the provisions of EITF Issue 98-5 and 00-27, we discounted the relative fair value of warrants attached to the debt and calculated the intrinsic value of the beneficial conversion feature of the debt. The resulting discount of $210,974 is being amortized over the life of the debts using the effective interest method. The amortized amount for the six month ended June 30, 2009, was $196,441, and for the year ended December 31, 2008, was $44,699.

A summary of the convertible debt – related parties as of June 30, 2009, and December 31, 2008, is as follows:

	June 30, 2009	December 31, 2008

Gross proceeds from the debts	$500,000	$500,000
Less: discount on the warrants	(120,844)	(120,844)
Less: beneficial conversion feature	(90,130)	(90,130)
Add: accumulated amortization of discount	210,974	44,699
Add: accrued interest	38,973	8,807
Total carrying amount	538,973	342,532

During the six months ended June 30, 2009 the company recorded $166,275 amortization of discount.

5.  Stockholders’ Equity

Common Stock:

As of June 30, 2009, several convertible debt holders converted their investment in convertible debt in the amount of $2,312,700, net of discount of $378,590, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 7,566,296.

Stock Options:

During the first quarter of 2009, options to purchase 650,000 shares of common stock were granted by the Company to four employees at an exercise price of $0.385. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $74,637 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the quarter ended March 31, 2009 include (1) discount rate of 1.44%, (2) expected life of 3.5 years (3) expected volatility of 152.07% and (4) zero expected dividends.

During the second quarter of 2009, options to purchase 450,000 shares of common stock were granted by the Company to two Board members at an exercise price of $0.385. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $244,705 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.30%, (2) expected life of 3.5 years (3) expected volatility of 161.08% and (4) zero expected dividends.

During the second quarter of 2009, options to purchase 150,000 shares of common stock were granted by the Company to two employees at an exercise price of $0.35. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $30,498 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.39%, (2) expected life of 3.5 years (3) expected volatility of 159.46% and (4) zero expected dividends.

During the second quarter of 2009, the Company also granted options to purchase 225,000 shares of common stock to three employees at an exercise price of $0.35. These options have a contractual term of five years, and the vesting is based upon successful launch of Pyramid product by August 31, 2009. The shares shall revert back to the Company if the August 2009 launch is not attained. Fair value of $45,746 was calculated using the Black-Scholes option-pricing model for these options include (1) discount rate of 1.39%, (2) expected life of 3.5 years (3) expected volatility of 159.46% and (4) zero expected dividends. However, the expense will not be recognized until the launch of the Pyramid product by August 31, 2009, becomes certain.

A summary of option activities for the six months ended June 30, 2009, was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	4,116,806	$0.37
Granted	1,250,000	0.38
Forfeited	(1,398,806)	0.36
Outstanding at June 30, 2009	3,968,000	0.37

Stock option expense for the six months ended June 30, 2009, was $108,784.

Stock Warrants:

During the first quarter of 2009, warrants to purchase 100,000 shares of common stock were granted by the Company to one of its former employee at an exercise price of $0.35. These warrants have a term of five years and they vest immediately. Fair value of $16,270 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended March 31, 2009, include (1) discount rate of 1.79%, (2) warrant life of five years (3) expected volatility of 142.26% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 300,000 shares of common stock were granted by the Company to one of its former employee at an exercise price of $0.385. These warrants have a term of five years and they vest immediately. Fair value of $42,535 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended June 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of five years (3) expected volatility of 165.39% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 50,000 shares of common stock were granted by the Company to one of its employees at an exercise price of $0.35. These warrants have a term of five years and they vest immediately. Fair value of $26,787 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended June 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of three years (3) expected volatility of 168.03% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 125,000 shares of common stock were granted by the Company to one of its convertible note holders at an exercise price of $0.50 (Note 4). These warrants have a term of three years and they vest immediately. Fair value of $26,997 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended June 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of three years (3) expected volatility of 146.35% and (4) zero expected dividends.

In connection with a private offering initiated in the second quarter of 2009, the Company issued warrants to purchase 350,000 shares of its common stock to certain institutional and accredited investors (Note 3). These warrants expire in five years, are exercisable at $0.50 per share immediately. These warrants are classified as equity and have a fair value of $117,943.

A summary of warrant activities for the six months ended June 30, 2009 was as follows:

	Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2008	6,200,348	$1.59
Granted	925,000	0.44
Outstanding at June 30, 2009	7,125,348	1.44

Stock warrant expense for the six months ended June 30, 2009, was $112,589.

6. Subsequent Events

On July 29, 2009, we entered into a “Payment and Security Agreement” with one of our primary software providers that calls for accelerating monthly payments over an 8-month period that is calculated to satisfy our indebtedness to this vendor along with projected fees associated with annual software maintenance charges. This payment plan provides this vendor a lien on our Pharaoh Vault assets that is subject to certain prior liens.

On July 16, 2009, the Company entered into a “Settlement Agreement” with a prior vendor, 5X Partners LLC (“5X Partners”) that resolved outstanding compensation of approximately $100,228 owed 5X Partners for certain consulting services rendered during 2008. In lieu of any cash payment, this Settlement Agreement reflects the issuance of warrants to purchase up to 180,000 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually), who were former directors or executive officers of ours, reflecting a price of $0.385 per share exercisable any time prior to June 1, 2014. In addition, the Company has agreed to issue 252,500 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually).

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

Plan of Operation

Our business is developing and delivering superior storage technologies and methodologies enabling our customers to manage, control, protect and access their information and data with ease.  Our core business is providing a cost effective data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets through our remote Pharaoh Business Fortress Storage Center.  This data protection solution helps organizations properly manage and protect their entire network from one centralized location.  Our solution can backup and restore emails and data on every machine in a network, including desktops, laptops, file and print servers.  We provide storage through a “utility based computing” philosophy, where customers pay for the gigabytes of data they store in our Fortress Storage Center.

Through our Pharaoh Business Fortress Storage Center, we combine powerful, agent-less backup software with our remote, highly protected facility, to deliver to our customers an efficient and effective online-offsite data backup and restore solution.  Our facilities enable us to provide offsite disaster recovery emphasizing intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings.  Our Fortress Storage Center is located in the base of the former Minneapolis Federal Reserve Bank.  It is a one of a kind facility providing web based on-demand backup/restore service (“digitiliti”) with all the benefits of direct fiber access to a “Level 5” data center. The Fortress Storage Center has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking.  It also has battery generator back up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network.  Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense.

The Fortress Storage Center houses all of the hardware and software needed for our “digitiliti” solution.  At the customer site, “digitiliti” administrator software is loaded on as many or as few workstations as desired and requires a valid logon code, ensuring no unauthorized access.  At the customer site, the administrator software console acts as the interface with “digitiliti” in the Fortress Storage Center and enables the configuration of all backups and restores.  The “digitiliti” backup software is totally agent-less, requiring no additional software to be installed on any machines.  From the customer administration console, the customer sets retention policies, schedules automatic backups and initiates restores. The customer decides what files to backup: emails, Windows, Linux, Mac, Lotus, AS400 or many more.  Customers typically start backing up one system and then add more systems to their backup sets as they continue to see how easily our “digitiliti” solution works.

For large data volumes, the initial data backup may be downloaded to a portable disk unit at the customer site.  When the full backup of data is complete, the disks are transported to the Fortress Storage Center where the data is loaded onto the equipment in the Fortress Storage Center.  From then on, all data is backed up in incremental changes over the Internet.  All data is encrypted before it leaves the customer site and when stored offsite.  The encryption key is known only to the customer.  The data can be unencrypted only by the customer, who would do so upon the need of a restore.  If a customer loses their local data, they simply enter the commands to restore it via the administration console and data flows from the Fortress Storage Center back to the customer site.  If the customer loses all data, “digitiliti” can restore the latest data to a location of the customer’s choosing using a portable disk unit.  In addition to being encrypted, the data is also highly compressed, making it safe and impenetrable from viruses and optimizing customers’ storage costs per gigabyte.

We contract with XO Communications for our Fortress Storage Center space and communication lines. XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 75 metropolitan markets across the United States.  This relationship helps control capital expenditures yet maintains flexibility to set up a new data center in any one of 80 geographically dispersed locations throughout the world, thereby reducing any geographic concerns about our “digitiliti.”

As a result of our sales and marketing efforts of our existing product, Pharaoh, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; to 731 in 2008; 722 as of March 31, 2009; and 726 at June 30, 2009. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007; to $3,075,308 in 2008 and $1,719,948 through the first six months of 2009. This reflects average monthly revenues in the range of $275,000 to $300,000, depending on customers’ month-to-month data growth. Despite the significantly improved revenue from sales, we continue to struggle with profitability because of investment in Pharaoh infrastructure (storage hardware and software licenses), new product development, and potential convertible debt repayment requirements (see more on our action plans, below).

Our primary focus in 2009 is to begin a shift in strategic direction.  We considered a number of alternatives in our portfolio including selling our current Pharaoh Vault Business Service in order to satisfy needs for cash.   Our reasons for making a strategic shift from current business to our future new product are: (i) to solve a major industry and customer problem of managing their continually growing information volume and associated cost of storage and retrieval; (ii) to be able to access a larger share of opportunity in the information management storage business; (iii) our new technology will offer significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and (iv) our requirement to decide strategically how to apply capital and resources between our current and future business.  We strongly considered selling the Pharaoh Vault Business.  We signed a Letter of Intent (the”LOI”) to pursue this sale with a purchaser, after considering a number of alternative interested parties.  From the LOI, we worked for three months to close on an Asset Purchase Agreement (the “APA”).  We could not agree to the terms of the APA, and therefore decided to end the negotiations.  Out of that effort, we considered pursuing another potential purchaser or evaluating structural changes to take the Vault forward strategically. There is synergism in both the current and the new business and it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging both information management, control, access and data archiving.  Implementing this strategy offers potentially much more shareholder value, but will require a strongly managed effort between short and long term needs and goals.

We invested significant effort in design and market research in 2008, and, after missing our planned development schedule in late 2008, have been in intense development in the first half of 2009.  We have implemented a rigorous product development approach, established a concrete architectural framework and a very specific product development plan, with key development milestones and with an automated test and integration system.  We have restructured the product development team, and we are currently on schedule to introduce the new product in the third quarter of 2009 and begin generating sales at that time.  We established three key milestones in our development plan, the first being a May 15, 2009, date to have the “reference platform” completed.  This means that the basic technology underpinnings and performance capabilities of Pyramid are operational and meeting requirements.  This “reference platform” is the core intellectual property we will introduce to the market and validated the feasibility of the approach.  The second milestone was June 15, 2009.  In this milestone, we began to integrate end user and back-office function.  The third milestone  was July 15, 2009, which constitutes Release 1 “Function-freeze.” We have successfully completed each milestone and expect to be in Beta with targeted customers in August, 2009.  We have been demonstrating our capability for the past two months.

We have determined through these confidential meetings and demonstrations with industry experts, potential business partners and customers that our new product is positioned to achieve significant market opportunity.   This is because we will offer a solution addressing the root cause of an industry-wide problem of data proliferation, volume growth, limited to no policy-level information control, and all of the associated cost and management problems that are a result – and we can solve these problems with significantly better cost performance and simplicity.  Our new product represents a significant step toward our goal of becoming a technology leader in the data information management marketplace.  This product offers a new approach to how companies store their information. But it offers much more than that.  It will finally enable customers to control the information they create and access that information for competitive advantage.  If successful, our new product will be game-changing in the storage and information management industry.

We are in the process of refining our “digitiliti” marketing deliverables,, our sales and marketing systems, our product packaging and go forward business plan.   From industry feedback, we believe our new technology will establish a new standard for how current and potential customers will manage their information in the future.  We believe we will introduce new, industry-changing capability to the storage solutions market and that we will accomplish this goal well ahead of any other potential competitor. Presently, we believe there are no competitors with our capability.  We have high confidence in our development plan and our development team and believe our schedule and capability are attainable in accordance with our goals.

Our present financial situation does not currently enable us to invest funds in both current and new product technologies at the same time without raising additional capital.  We require approximately $500,000 to roll out our new product and begin generating sales and approximately $1,000,000 to refresh the Pharaoh Vault technology.  We have had, and continue to have, cash flow problems and have been aggressively taking steps to reduce overall operating costs as we conserve cash.  Since 2008, we have reduced our annual salaries and wages by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold.  In the first half of 2009, we effected additional restructuring of our Pharaoh operations to increase profitability, address legacy Accounts Payable liabilities and made additional cost improvements to our infrastructure.  As you will see in our Results of Operations below, we have improved our gross margin by 3% from the six month period ended June 30, 2008, to June 30, 2009, and reduced our Operating Expenses by 35% (or $ 1.2M) for the same period, even while investing heavily in new product development. We continue to raise additional capital (April 2009 offering, see below) to assure we have the financial resources to achieve our strategy, albeit that we are balancing our desire to aggressively launch our new product with the reality of available capital. We have agreed to a payment plan with our primary Vault software provider, Asigra.  This payment plan addresses the approximately $550,000 past due licenses from 2008 as well as those licenses due in 2009 and first quarter 2010 of approximately $300,000.  The payment plan addresses all of these costs, allocated in a monthly payment plan for the next eight months.  Further, we have successfully restructured the remaining DataSales lease payment plan of $172,000 from four to eight months. The objective of these actions is allowing us to achieve break-even cash flow going into 2010.

Our overall sales and new product development have been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007, and our $750,000 offering with similar terms, secured against the Pharaoh Vault, of April 2009.  Prior to implementation of the Modification Proposal (discussed below), these March 2007 convertible notes reflected a $0.50 per share conversion rate upon expiration of an 18-month maturity date, currently resulting in principal and accrued interest due of $1,334,770, estimated  as of December 31, 2008. In addition, for every dollar invested, these convertible notes allowed each investor to receive one-half warrant to acquire one-half of a share of our common stock with a five year term at $1.50 per share and $2.25 per share, respectively. No warrant could have been exercised during the first six months and one day following issuance, unless there was an effective registration statement covering the underlying common stock that has been filed covering the shares underlying these warrants with the Securities and Exchange Commission.  The April 2009 offering terms are 12% convertible notes for 24 months secured against the Pharaoh Vault, converting to $0.35 per share, and warrant coverage at $0.50 per share

We directly contacted our convertible note holders to seek to restructure this debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”).  On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved a reduction in the $1.50 and $2.25 exercise prices of the convertible note holders warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share; the resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes.   $35,000 in convertible notes had already been converted at the time of these resolutions; accordingly, we were obligated to issue a total of 109,000 shares of our common stock for division among these holders. The table under Part II, Item 3, below, presents information about our convertible notes that are still outstanding following conversions and extensions of convertible notes under our Modification Proposal.  Please see Part II, Item 3.  Also, see Note 3 to our consolidated financial statements above. We continue to work with outstanding convertible note holders who have not converted or extended to satisfy their notes within the requirements of our available cash.  With the emergence of our new product, we have been able to keep those note holders interested in the potential it offers and to date have not been subjected to any formal demands for payment.

Results of Operations

For the three months period ended June 30, 2009, and 2008

Our sales for the quarter ended June 30, 2009, increased $91,466 to $859,669, compared to $768,203 for the quarter ended June 30, 2008.   The moderate increase in revenue between these two quarterly periods is a reflection of a leveling off of new customer growth that we began to experience in late 2008. While our core customer organic data growth has remained a consistent 2% - 3% percent growth per month, the overall economic downturn has slowed our new customer growth resulting in modest quarterly sales increases when analyzed against prior comparative periods. Yet, we still continue to heavily market our  “digitiliti” service through regular attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross profit reflects an increase of $39,162 with a gross profit of $614,317 in second quarter 2009, versus $575,155 in second quarter 2008. Although we experienced an increase in our gross profit of $39,162, our gross margin percentage decreased from 75% for the three months period ending June 30, 2008, versus 71% for the three months period ending June 30, 2009. This decease in gross margin percentage is attributable to economic pressure requiring us to re-price certain select customer accounts.

We have maintained this strong gross margin percentage by continuing to target larger profile customers through efficient customer pricing; and benefiting from our customers’ consistent increase in their organic growth .  Again, we have learned that our sales and marketing efforts are better expended targeting larger customers in the Small Medium Business (“SMB”) and Small Medium Enterprise (“SME”) markets.  We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.

Research and development expenses decreased from $641,792 to $242,372 comparing the quarterly periods ended June 30, 2008 and 2009.  This significant decrease reflects initial software acquisition costs incurred during 2008. Further, the reduced research and development cost incurred in 2009 reflects our budget and control efforts in developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $118,578 from $175,933 comparing the quarterly periods ended June 30, 2009 and 2008, reflecting a decrease of $57,355.  This decrease principally reflects our success in learning to market our “digitiliti” service to resellers who have the requisite expertise to produce immediate results.  Further, we have not only learned to market our “digitiliti” service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses decreased by $554,465 to $621,349 for the quarterly period ended June 30, 2009, compared to $1,175,814 during the quarterly period ended June 30, 2008.  The considerable general and administrative expenses incurred in 2008 reflect the consulting fees, stock-based compensation and legal and accounting expense incurred as a result of our efforts in filing our Form 10 Registration Statement with the Securities and Exchange Commission during 2008.

Interest expense during the quarter ended June 30, 2009 decreased by $236,169 to $290,477, compared to $526,646 for the quarter ended June 30, 2008.  As a result of the initiative to request all of our 12% convertible debt holders to either extend or convert their respective convertible debt., during the 1 st quarter of 2009, we experienced a conversion of $2,312,700 of convertible debt into our common stock. Correspondingly, the reduced total of convertible debt resulted in a lower accrued interest total during the second quarter of 2009.

For the six months period ended June 30, 2009, and 2008

Our sales for the six months ended June 30, 2009, increased $338,539 to $1,719,948, compared to $1,331,409 for the six months ended June 30, 2008. This reflects a 29% increase and primarily results from the average 2-3% monthly increase in our customer’s organic data growth. We still continue to market our “digitiliti” service through attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our gross profit reflects an increase of $318,854 with a gross profit of $1,283,626 through June 30, 2009, versus $964,772 through June 30, 2008. Factors contributing to our strong gross profit totals are our deliberate targeting of a larger profile customer for more efficient customer pricing and continued increase in monthly organic growth of our customers’ data.  In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets.  We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.

Research and development expenses decreased from $936,871 to $332,879 comparing the six months ended June 30, 2008 and 2009.  This significant decrease reflects initial software acquisition costs incurred during 2008. The reduced research and development cost incurred in 2009 reflects our budget and control efforts in developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $205,329 from $325,123 comparing the six months ended June 30, 2009 and 2008, reflecting a decrease of $119,794.  This decrease principally reflects our success in learning to market our “digitiliti” service to resellers who have the requisite expertise to produce immediate results.  Targeting our marketing to larger profile customers and more technically proficient resellers has in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses decreased by $561,786 to $1,213,923 during the six months ended June 30, 2009, compared to $1,775,709 during the six months ended June 30, 2008.  The considerable general and administrative expenses incurred in 2008 reflect the consulting fees, stock-based compensation and legal and accounting expense incurred as a result of our efforts in filing our Form 10 Registration Statement with the Securities and Exchange Commission during 2008.

Interest expense during the six months ended June 30, 2009, increased by $646,547 to $1,509,271, compared to $862,724 for the six months ended June 30, 2008.  The increase reflects interest expense associated with the convertible debt issued during the six months period ended June 30, 2008, versus interest expense associated with convertible debt issued and existed during the six months period ended June 30, 2009, along with the related amortization of the deferred financing costs and discount of the associated warrants.

Liquidity

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we need to continue expanding our capacity of the Fortress Storage Center by investing in property and equipment and software licenses.

For the six months period ended June 30, 2009, and 2008

During the six months ended June 30, 2009, we received proceeds of $315,000 from the issuance of convertible debt securities, which funded our cash used in operations of $188,672 and investments in property and equipment of $5,880.

Net cash used by operating activities during the first six months of 2009 was $188,672 compared to $1,190,683 during the first six months of 2008.  Net cash used by operating activities during the six months ended June, 30 2009, was primarily impacted by:

•

Net loss of ($2,547,977).

•

Depreciation and amortization of $570,201.

•

Amortization of discount on convertible debt issued of $751,058.

•

Warrants expenses of $313,696

•

Increase in accounts receivable of $107,392.

•

Increase in accounts payable and accrued expenses of $401,461.

Net cash used  by operating activities during the six months ended June, 30 2008 was primarily impacted by:

•

Net loss of ($3,457,973).

•

Depreciation and amortization of $522,318.

•

Amortization of discount on convertible debt issued of $347,942.

•

Common stock issued for services and purchase of R & D of $624,486

•

Employee stock option expense of $467, 894.

•

Increase in accounts receivable of $237,744.

•

Increase in trade accounts payable and accrued expenses of $487,290.

Net cash used by investing activities during the first six months of 2009 was $5,880, related to the purchase of software licenses. Net cash used by investing activities during the first six months of 2008 was $471,728, reflecting the purchase of equipment and software license.

Net cash provided by financing activities during the first six months of 2009 was $189,970, primarily comprised of $350,000 from the issuance of convertible debt.  Offsetting these items were $35,000 in payments of financing costs and $225,655 in principal payments on capital leases.  Net cash provided by financing activities during the first six months of 2008 was $1,561,936, primarily comprised of $2,044,637 from the sale of convertible debt.  Offsetting these items was $333,206 in principal payments on capital leases and $175,400 in payment of financing costs.

At June 30, 2009, our cash balance was $31,735, compared to $140,858 at June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a)    We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b)    There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management’s efforts to address these deficiencies in its disclosure controls and procedures is reflected in its commitment to providing continued education and training for our Chief Financial Officer and accounting staff to ensure the level of expertise required for a public company. In addition, management has budgeted in the coming year for additional accounting staff to address internal control weaknesses associated with lack of segregation of duties.

Changes in Internal Control over financial reporting

There have been no changes to our internal control in the quarter ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 13, 2009, we were made a party to a legal proceeding seeking recovery of unpaid compensation for alleged services rendered to us during 2008 and 2009. At this time, we dispute the nature of the alleged services rendered as well as the value of said services.

Item 1A. Risk Factors.

This Item is not required of a smaller reporting company like us; however, various risk factors about us and our business prospects and products is contained in Item 1A of our Form 10 Registration Statement that was filed with the Securities and Exchange Commission on or about August 13, 2008, all of which are still applicable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Period Ended June 30, 2009

During the three months ended June 30, 2009, our Board of Directors approved the issuance of the following equity securities to directors: 225,000 stock options to Karen Gilles Larson and Kedar Belhe (individually) granted on May 14, 2009, reflecting a $0.385 exercise price and that vest over a three year period. In addition, on May 1, 2009, our Board of Directors approved the issuance of 100,000 and 50,000 stock options to Dean Bruhn and Carlton Hanna, respectively, reflecting a $0.35 exercise price that vest over a three year period.

During the three months ended June 30, 2009, a $250,000 12% convertible note held by a shareholder with a maturity date of April 20, 2009, was extended to October 20, 2009. In return for the six month extension of this convertible note, the shareholder released a Board member’s personal guarantee of this note and received 125,000 warrants reflecting at an exercise of $0.50 per warrant.

In April 2009, we initiated an offering reflecting the sale of 12% convertible note that evidenced a 24-month maturity date secured against the Pharaoh Vault with an option to convert principal and accrued interest at to $0.35 per share along with warrant coverage at $0.50 per share.

Subsequent to June 20, 2009

On July 16, 2009, in exchange for the discharge of an approximate $100,227 balance of unpaid compensation due a former vendor, 5X Partners, LLC (“5X Partner”) the Company issued warrants to purchase up to 180,000 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually) reflecting a price of $0.385 per share exercisable any time prior to June 1, 2014. In addition, we agreed to issue 252,500 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually).

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

Item 3. Defaults Upon Senior Securities.

After implementation of our Modification Proposal (discussed in our Plan of Operation above in Part I, Item 2) and further discussed in Note 3 to our consolidated financial statements above, the following reflects as the total amount of convertible notes that were outstanding, the remaining principal and accrued interest outstanding from those convertible note holders that did not convert or extend their convertible notes as of August 14, 2009

				Total	Due Date
		Total	Total	Principal &	For
		Principal	Acc. Interest	Accrued	Principal &
		Balance of	on	Interest on	Accrued
	Total of	Conv. Notes	Conv. Notes	Conv. Notes	Interest on
	Convertible	Outstanding	Outstanding	Outstanding	Convertible
	Notes Sold at	as of	as of	as of	Notes at
	12/31/2008	8/14/2009	8/14/2009	8/14/2009	8/14/2009
1st Qtr 2007	$ 401,050	$ 60,000	$ 17,580	$ 77,580	Sep-08
2nd Qtr 2007	$ 707,500	$ 225,000	$ 60,323	$ 285,323	Dec-08
3rd Qtr 2007	$ 1,165,000	$ 130,000	$ 30,117	$ 160,117	Mar-09
4th Qtr 2007	$ 926,000	$ 140,000	$ 30,232	$ 170,232	Jun-09
1st Qtr 2008	$ 808,500	$ 15,000	$ 2,550	$ 17,550	Sep-09
2nd Qtr 2008	$ 945,500	$ 98,000	$ 14,324	$ 112,324	Dec-09
3rd Qtr 2008	$ 546,450	$ 65,000	$ 7,953	$ 72,953	Mar-10
	$ 5,500,000	$ 733,000	$ 163,079	$ 896,079

Based on the analysis detailed above, we are subject to currently due principal and accrued interest of $710,802.

Relative to the matured convertible notes detailed above, we have not entered into any formal payment schedules, and we continue to negotiate alternative payment arrangements.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

Currently pending is the extension of a $250,000 convertible note held by a former Board member. This convertible note matured on May 20, 2009, and we have been in discussions with this convertible note holder regarding acceptable terms that may be associated with the extension of this convertible note.

On July 31, 2009, Jonathan S. Miner and Pamela J. Miner resigned as directors and from their respective positions on our Compensation and Governance Committees.  There were no disagreements between Mr. and Mrs. Miner and us regarding these resignations.

On July 13, 2009, we announced that as mentioned in our Annual Report for the year ended December 31, 2008, we were evaluating strategic alternatives within the portfolio of our business, including the divesting of our Pharaoh Vault business. Although we had made a concerted effort toward that end, we could not reach agreement on key terms of an Asset Purchase Agreement with a potential purchaser, and we were unsuccessful in that effort.

On May 21, 2009, we announced the appointment of two new members to the Board of Directors.  Karen Giles Larson and Kedar R. Belhe were appointed effective May 14, 2009. Ms. Larson was also appointed Chair of the Audit Committee and Mr. Belhe was appointed a member of the Compensation Committee.

Item 6. Exhibits.

Exhibit No.             Identification of Exhibit

3.1	Initial Certificate of Incorporation filed March 31, 2006.	Exhibit to our Form 10
3.2	Bylaws.	Exhibit to our Form 10
3.3	Certificate of Amendment regarding the name change to “Digitiliti, inc.” and the Recapitalization.	Exhibit to our Form 10
3.4	Certificate Correction regarding the name change to “Digitiliti, Inc.”	Exhibit to our Form 10
3.5	Amended and Restated Certificate of Incorporation filed May 13, 2008.	Exhibit to our Form 10
10.1	Stock Purchase Agreement between Storage and our former principal shareholders under which Storage acquired a controlling interest in us.	Exhibit to our Form 10
10.2	Agreement and Plan of Merger between us, Themescapes and Bulldog under which we became a holding company.	Exhibit to our Form 10
10.3	Agreement and Plan of Merger, as amended, between us, Cyclone Acquisition and Storage under which Storage became our wholly-owned subsidiary.	Exhibit to our Form 10
10.4	XO Communications Contract.	Exhibit to our Form 10
10.5	FRM Associates Lease, as amended.	Exhibit to our Form 10
10.6	EBC Minneapolis, Inc. Sublease Agreement.	Exhibit to our Form 10
10.7	Upper Corner Venture, LLC Lease Agreement.	Exhibit to our Form 10
10.8	M2 Consulting Agreement of May 2006, with Addendums.	Exhibit to our Form 10
10.9	M2 Consulting Agreement of April 2008.	Exhibit to our Form 10
10.10	5X Partners Corporate Development Services Agreement with Addendums.	Exhibit to our Form 10
10.11	StorageSwitch Consulting Services Agreement.	Exhibit to our Form 10
10.12	StorageSwitch Non-Compete Agreement.	Exhibit to our Form 10
10.13	StorageSwitch Technology Purchase Agreement.	Exhibit to our Form 10
10.14	Vision to Practice, Inc. Development Services Agreement.	Exhibit to our Form 10
10.15	Form of 12% Convertible Note.	Exhibit to our Form 10/A-2
10.16	Form of A Warrant for 12% Convertible Note Offering.	Exhibit to our Form 10/A-2
10.17	Form of B Warrant for 12% Convertible Note Offering.	Exhibit to our Form 10/A-2
10.18	Letter Agreement with M2 of June, 2008.	Exhibit to our Form 10/A-2
16.1	Letter of Auditors regarding termination.	Exhibit to our Form 10/A-2
21	Subsidiaries.	Exhibit to our Form 10
31.1	302 Certification of CEO, Roy A. Bauer
31.2	302 Certification of CFO, William McDonald
32	906 Certification
99.1	Digitiliti, Inc. Stock Option Plan.	Exhibit to our Form 10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.

Date:	August 14, 2009	By:	/s/Roy A. Bauer
Roy A. Bauer, President, CEO and Director

Date:	August 14, 2009	By:	/s/William McDonald
William McDonald, CFO