Form 10-Q
period 2009-09-30
Digitiliti Inc
filed 2009-11-13
CIK 1411658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ] No [X]

As of November 13, 2009, the Registrant had 34,736,316 shares of common stock issued and outstanding.

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

Item 1. Financial Statements

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS	September 30, 2009	December 31, 2008

CURRENT ASSETS
Cash	$116,865	$36,317
Accounts receivable	589,382	549,127
Prepaid and other current assets	151,978	201,488
TOTAL CURRENT ASSETS	858,225	786,932

PROPERTY AND EQUIPMENT	616,608	1,105,113
SOFTWARE LICENSE	1,115,384	1,302,158
DEFERRED FINANCING COSTS	71,919	202,484
OTHER ASSETS	6,322	6,322
TOTAL ASSETS	$2,668,458	$3,403,009
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$436,985	$234,957
Accounts payable – related parties	117,771	104,869
Accrued expenses	920,086	1,136,408
Due to related parties	21,074	87,622
Current maturities of note payable	1,829,950	875,365
Current maturities of capital lease obligations	123,766	439,318
Current maturities of notes payable – related parties	-	156,540
Current maturities of convertible debt	1,427,183	2,435,466
TOTAL CURRENT LIABILITIES	4,876,815	5,470,545

CAPITAL LEASE OBLIGATIONS	36,141	65,037

CONVERTIBLE DEBT	1,405,442	1,758,252
CONVERTIBLE DEBT – related parties	-	342,532
DEFERRED RENT	16,781	18,130
OTHER LIABILITIES	-	3,607
TOTAL LIABILITIES	6,335,179	7,658,103
STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 34,736,316 and 26,665,020 shares issued and outstanding	34,736	26,665
Additional paid-in capital	13,876,413	10,092,294
Accumulated deficit	(17,577,870)	(14,374,053)
TOTAL STOCKHOLDERS’ DEFICIT	(3,666,721)	(4,255,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,668,458	$3,403,009

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$760,017	$880,549	$2,479,965	$2,211,958

COST OF REVENUES	245,479	242,612	681,801	609,249

GROSS PROFIT	514,538	637,937	1,798,164	1,602,709

OPERATING EXPENSES
Selling and marketing	62,046	195,692	267,375	520,815
General and administrative	320,413	1,122,346	1,534,336	2,898,055
Depreciation and amortization	247,011	279,131	817,212	801,449
Research and development	206,504	402,542	539,383	1,339,413
TOTAL OPERATION EXPENSES	835,974	1,999,711	3,158,306	5,559,732

LOSS FROM OPERATIONS	(321,436)	(1,361,774)	(1,360,142)	(3,957,023)

LOSS ON SETTLEMENT OF PAYABLE	108,187	-	108,187	-
INTEREST EXPENSE	226,217	643,294	1,735,488	1,506,018

NET LOSS	$(655,840)	$(2,005,068)	$(3,203,817)	$(5,463,041)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.08)	$(0.09)	$(0.22)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	34,648,490	25,701,388	33,845,310	25,386,626

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(3,203,817)	$(5,463,041)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	817,212	801,449
Amortization of deferred financing costs	187,065	201,848
Amortization of discount on convertible debt	769,336	675,520
Loss on settlement of payable	108,187	-
Bad debt expense	20,692	-
Common stock issued for services	-	568,149
Common stock issued for purchase of R & D	-	375,000
Employee stock option expense	164,778	910,402
Additional beneficial conversion feature on converted notes	158,597	-
Warrants expense	330,744	-
Changes in operating assets and liabilities:
Accounts receivable	(60,947)	(367,900)
Prepaid and other current assets	49,510	(31,935)
Accounts payable	202,028	155,766
Accounts Payable-related parties	12,902	-
Accrued expenses	330,448	697,909
Deferred rent	(4,956)	(764)
Net cash used by operating activities	(118,221)	(1,477,597)

INVESTING ACTIVITIES
Purchase of property and equipment	(29,678)	(480,318)
Net cash used by investing activities	(29,678)	(480,318)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	630,000	2,480,370
Financing costs	(54,500)	(230,050)
Payments on capital lease obligations	(352,678)	(533,011)
Proceeds from notes payable – related parties	-	25,012
Payments on notes payable – related parties	-	(10,000)
Payments on due to related parties	(2,000)	-
Proceeds from notes payable	287,197	-
Payments on notes payable	(279,572)	-
Net cash provided by financing activities	228,447	1,732,321

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Continued)

	Nine Months Ended September 30,
	2009	2008
NET INCREASE (DECREASE) IN CASH	80,548	(225,594)

CASH
Beginning of period	36,317	241,333

End of period	$116,865	$15,739

Cash paid for interest	59,802	18,875
Cash paid for taxes	-	-

Non-Cash Financing and Investing Activities:

Equipment acquired under capital lease	8,230	-
Notes payable issued to acquire software	104,025	-
Shares issued for accrued interest on convertible debt	335,503	-
Shares issued for convertible debt	2,312,700	-
Warrant and BCF discount on convertible debt	237,163	-
Reclassification of related parties debt to non-related party debt	857,484

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

New Accounting Pronouncements

On June 30, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this statement effective September 15, 2009.

In May 2009, FASB issued ASC Topic 855 Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC Topic 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009, and has evaluated any subsequent events through November 13, 2009. The Company has disclosed these subsequent events in Note 7.

2.  Going Concern

The accompanying financial statements for the nine months ended September 30, 2009, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, we have incurred a net loss of $655,840 for the three months ended September 30, 2009 and an accumulated deficit of $17,577,870 for the nine months ended September 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

3.  Convertible Debt

12% Convertible Debt - $5.5million Private Offering

In November 2008, we initiated a request to all of our 12% convertible debt holders to either extend their respective convertible debt for another 18 months or to convert their principal and accrued interest into common stock.  As of September 30, 2009, $2,582,700 of the convertible debt was converted into 8,435,858 shares and $2,917,300 of convertible debt was extended for an additional 18 months. The total extended convertible debts as of September 30, 2009, was $2,917,300, with $902,800 net of discount of $61,785 due in the next 12 months; $765,000 net of discount of $184,622 due in the next 18 months and $659,500 net of discount of $234,604 due in next 24 months. In addition, the Company is in default on $590,000 convertible debt net of discount of $3,832 as of September 30, 2009.

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

We evaluated the extension event under FASB ASC Topic 470-50. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under FASB ASC Topic 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. For the nine months ended September 30, 2009, the Company recognized $85,001 warrant expense associated with the extended debt under FASB ASC Topic 470-20 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion event during the nine months ended September 30, 2009, under the provisions of FASB ASC Topic 470-20 ,Induced Conversions of Convertible Debt, and recognized expense totaling $201,107, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $158,597 was recognized through Additional Paid in Capital under the guidance of FASB ASC 470-20.

In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to FASB ASC 470-20. During the nine months ended September 30, 2009, $2,312,700 of debt was converted and $158,597 of the contingent beneficial conversion feature was recognized into interest expense.

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

In conjunction with the sale of the 12% convertible debt referenced above, M2 received a 10% introductory fee, which totaled $52,000 pursuant to a Consulting Agreement. An additional $2,500 was paid to an unrelated consultant bringing total deferred financing costs associated with this convertible debt offering to $54,500 as of September 30, 2009. These introductory fees were accounted for as deferred financing cost and are being amortized using the effective interest method over the term of the convertible debt.

Through September 30, 2009, the Company has issued $630,000 in convertible debt and 630,000 warrants (Note 6) exercisable at $0.50 per warrant.

We analyzed the convertible debt and the warrants issued for derivative accounting consideration under FASB ASC Topic 815-15 (previously SFAS 133 and EITF 00-19), and determined that derivative accounting is not applicable for these debts.

The convertible debt was evaluated for a beneficial conversion feature under FASB ASC Topic 470-20 , at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price to be $173,973. In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model to be $63,190 and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $237,163 and the unamortized balance at September 30, 2009, was $229,832.

A summary of the convertible debt as of September 30, 2009, and December 31, 2008 is as follows:

	September 30, 2009	December 31, 2008

Gross proceeds from the debts	$6,130,000	$5,500,000
Less: discount on the warrants	(3,433,064)	(3,369,874)
Less: beneficial conversion feature	(173,973)	-
Less: principal converted to common stock	(2,582,700)	(270,000)
Add: accumulated amortization of discount	2,892,362	2,333,592
Subtotal	2,832,625	4,193,718
Less: current maturities	(1,427,183)	(2,435,466)
Long-term portion of convertible debt	1,405,442	1,758,252

A summary of the changes in convertible debt for the nine months ended September 30, 2009 is as follows:

Convertible debt at December 31, 2008	$4,193,718
Add: gross proceeds from the convertible debt	630,000
Less: principal amount converted to common stock	(2,312,700)
Less: discount on the warrant	(63,190)
Less: beneficial conversion feature discount	(173,973)
Add: discount associated with converted debt	378,590
Add: amortization of discount	180,180
Convertible debt at September 30, 2009	$2,832,625

4.  Related Party Transactions

In February 2009, we received the remaining $75,000 from a related-party under an on-demand note. This note bears interest at 1% above prime per annum. On July 31, 2009, the carrying balance of the note was reclassified to regular short term debt upon the individual’s resignation as the director of the Company.

In October 2008, we issued a $250,000 12% convertible debt to an individual. The debt can be converted into our common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The issuance of this debt was originally guaranteed by a stockholder of the Company, but this guarantee was discharged prior to September 30, 2009. As a result, the carrying balance of the convertible debt was reclassified to short term debt. In conjunction with this convertible debt, we issued warrants to purchase 150,000 shares and 100,000 shares, respectively, of our common stock with a five year term at $0.50 per share. During April 2009, the note became due. However, the debt holder agreed to extend the note for additional six months and was then provided additional warrants to purchase 125,000 shares on the same terms. The additional warrants expense, $26,997, valued using Black-Scholes pricing model (Note 6), was expensed in the quarter ended June 30, 2009, as interest expense.

In November 2008, we issued a $250,000 12% convertible debt to a individual. The debt can be converted into our common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission.  In conjunction with this convertible debt, we issued stock warrants to purchase 250,000 shares of our common stock with a five year term at $0.50 per share. The note became due in April 2009. As of November 13, 2009, the Company is in the process of negotiation terms with the debt holder to extend the note. On July 31, 2009, the carrying balance of the convertible debt was reclassified to short term debt upon the individual’s resignation as the director of the Company.

Pursuant to a security agreement with the former stockholder, our Pyramid software and vaults along with other intellectual properties serve as the collateral for the above guarantee, convertible debt and the notes payable.

We analyzed the two convertible debts and the warrants issued for derivative accounting consideration under FASB ASC Topic 470-20, and determined that derivative accounting is not applicable for these debts.

Under the provisions of FASB ASC Topic 470-20, we discounted the relative fair value of warrants attached to the debt and calculated the intrinsic value of the beneficial conversion feature of the debt. The resulting discount of $210,974 is being amortized over the life of the debts using the effective interest method. The amortized amount for the nine month ended September 30, 2009, was $196,441, and for the year ended December 31, 2008, was $44,699.

5. Notes Payable

A summary of the notes payable as of September 30, 2009, and December 31, 2008, is as follows:

	September 30, 2009	December 31, 2008

Exanet Software Purchase Agreement	$485,000	$485,000
Asigra Software vendor financing	440,063	390,365
Note payable to an individual	47,403	-
Reclassification of due to former related party	71,637	-
Reclassification of notes payable to former related party	231,540	-
Reclassification of convertible debt to former related parties	554,307	-
Total Notes Payable	$1,829,950	$875,365

In September 2009, an individual agreed to provide a loan totaling $70,500 with 15% interest per annum to the Company. The loan shall be funded in three installments of $23,500 each to the Company and as of September 30, 2009, two installments of $23,500 have been made. The loan shall be paid off in three consecutive payments of $20,000 each due on the first day of each month starting December 2009 and the remaining balance and accrued interest shall be due on March 1, 2010. In additions, the individual received 100,000 warrants to acquire shares of the Company (Note 6) in conjunction with the debt.

6.  Stockholders’ Equity

Common Stock:

As of September 30, 2009, several convertible debt holders converted their investment in convertible debt in the amount of $2,312,700, net of discount of $378,590, in principal and accrued interest, to common stock. Total shares issued in exchange for the debt were 7,566,296.

On July 16, 2009, in exchange for the discharge of an approximate $100,227 of unpaid compensation due to 5X Partners, LLC (“5X Partner”), we issued 252,500 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually). Fair value of the common stocks issued is $126,250 based on the quoted stock price on the date of grant.

Stock Options:

During the first quarter of 2009, options to purchase 650,000 shares of common stock were granted by the Company to four Board members at an exercise price of $0.385. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $74,637 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the quarter ended March 31, 2009 include (1) discount rate of 1.44%, (2) expected life of 3.5 years, (3) expected volatility of 152.07% and (4) zero expected dividends.

During the second quarter of 2009, options to purchase 450,000 shares of common stock were granted by the Company to two Board members at an exercise price of $0.385. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $244,705 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.30%, (2) expected life of 3.5 years, (3) expected volatility of 161.08% and (4) zero expected dividends.

During the second quarter of 2009, options to purchase 150,000 shares of common stock were granted by the Company to two employees at an exercise price of $0.35. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $30,498 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.39%, (2) expected life of 3.5 years, (3) expected volatility of 159.46% and (4) zero expected dividends.

During the second quarter of 2009, the Company also granted options to purchase 225,000 shares of common stock to three employees at an exercise price of $0.35. These options have a contractual term of five years, and the vesting is based upon successful launch of Pyramid product by August 31, 2009 and further extended to November 30, 2009. The shares shall revert back to the Company if the November 2009 launch is not attained. Fair value of $45,746 was calculated using the Black-Scholes option-pricing model for these options include (1) discount rate of 1.39%, (2) expected life of 3.5 years, (3) expected volatility of 159.46% and (4) zero expected dividends. However, the expense will not be recognized until the launch of the Pyramid product by November 30, 2009, becomes certain.

During the third quarter of 2009, options to purchase 450,000 shares of common stock were granted by the Company to two Board members at an exercise price of $0.385. These options have a contractual term of five years, and have a vesting term of three years. Fair value of $79,525 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.42%, (2) expected life of 3.5 years, (3) expected volatility of 183% and (4) zero expected dividends.

A summary of option activities for the nine months ended September 30, 2009, was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	4,116,806	$0.37
Granted	1,700,000	0.38
Forfeited	(1,623,806)	0.37
Outstanding at September 30, 2009	4,193,000	0.37

Stock option expense for the nine months ended September 30, 2009, was $164,778.

Stock Warrants:

During the first quarter of 2009, warrants to purchase 100,000 shares of common stock were granted by the Company to one of its former employee at an exercise price of $0.35. These warrants have a term of five years and they vest immediately. Fair value of $16,270 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended March 31, 2009, include (1) discount rate of 1.79%, (2) warrant life of five years, (3) expected volatility of 142.26% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 300,000 shares of common stock were granted by the Company to one of its former employee at an exercise price of $0.385. These warrants have a term of five years and they vest immediately. Fair value of $42,535 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended June 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of five years, (3) expected volatility of 165.39% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 50,000 shares of common stock were granted by the Company to one of its employees at an exercise price of $0.35. These warrants have a term of five years and they vest immediately. Fair value of $26,787 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended June 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of three years, (3) expected volatility of 168.03% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 125,000 shares of common stock were granted by the Company to one of its convertible note holders at an exercise price of $0.50 (Note 4). These warrants have a term of three years and they vest immediately. Fair value of $26,997 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended June 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of three years, (3) expected volatility of 146.35% and (4) zero expected dividends.

During the third quarter of 2009, warrants to purchase 100,000 shares of common stock were granted by the Company to an individual who provided loan to the Company at an exercise price of $0.20. These warrants have a term of five years and they vest immediately. Fair value of $17,048 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended September 30, 2009, include (1) discount rate of 1.79%, (2) warrant life of five years, (3) expected volatility of 165.56% and (4) zero expected dividends.

During the third quarter of 2009, in exchange for the discharge of an approximate $100,227 balance of unpaid compensation due a former vendor, 5X Partners, LLC (“5X Partner”), we issued warrants to purchase 360,000 shares of common stock at an exercise price of $0.385. These warrants have a term of five years and they vest immediately. Fair value of $82,164 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the quarter ended September 30, 2009, include (1) discount rate of 2.52%, (2) warrant life of five years, (3) expected volatility of 160.02% and (4) zero expected dividends.

In connection with a private offering initiated in the nine months ended September 30, 2009, the Company issued warrants to purchase 630,000 shares of its common stock to certain institutional and accredited investors (Note 3). These warrants expire in five years, are exercisable at $0.50 per share immediately. These warrants are classified as equity and have a fair value of $144,898.

A summary of warrant activities for the nine months ended September 30, 2009 was as follows:

	Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2008	6,200,348	$1.59
Granted	1,665,000	0.39
Outstanding at September 30, 2009	7,865,348	1.34

Stock warrant expense for the nine months ended September 30, 2009, was $211,801.

7. Subsequent Events

On October 2, 2009, the Company completed the secured convertible debt offering of $750,000 initiated in April of this year. $66,500 in introduction fees were paid as part of this offering, including $ 64,000 to M2.

On October 15, 2009, the Company held its 2009 Annual Shareholder’s Meeting and elected Roy A. Bauer (Chairman), Karen Gilles Larson and Kedar Belhe to one year term as Board members.

On October 30, 2009, the Board approved a compensation package for Roy A. Bauer that reflects a base salary and other incentive common stock and warrant issuances based on the Company’s future performance.

On November 9, 2009, we entered into a confidential agreement with a holder of a delinquent convertible note that involves an alternative payment arrangement anticipated to be made by an unrelated third party. Successful compliance with this alternative payment arrangement will prevent the filing of a Confession of Judgment executed by the Company.

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

As a result of our sales and marketing efforts of our existing product, Pharaoh, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; to 731 in 2008 and 707 at September 30, 2009. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007; to $3,075,308 in 2008; and to $2,479,965 through the first nine months of 2009. Despite the significantly improved revenue from sales, we continue to struggle with profitability because of new product development, legacy issues of past due accounts payable and potential convertible debt repayment requirements (see more on our action plans, below).

Our primary focus in 2009 is to begin a shift in strategic direction.  We considered a number of alternatives in our portfolio including selling our current Pharaoh Vault Business Service in order to satisfy needs for cash.   Our reasons for making a strategic shift from current business to our future new product are: (i) to solve a major industry and customer problems of managing their continually growing information volume and associated cost of storage and retrieval; (ii) to be able to access a larger share of opportunity in the information management storage business; (iii) our new technology will offer significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and (iv) our requirement to decide strategically how to apply capital and resources between our current and future business.  We strongly considered selling the Vault Business.   We signed a Letter of Intent (“LOI”) to pursue this sale with a buyer, after considering a number of alternative interested parties.  From the LOI, we worked for three months to close on an Asset Purchase Agreement (“APA”).  We could not agree to the terms of this agreement, and therefore decided to end the negotiations.  Out of that effort, we considered pursuing other potential buyers or evaluating structural changes to take our Vault forward strategically. Given there is synergism in both our current and new business ,it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging information life cycle management and control, client-based access to all stored information and data archiving.  Implementing this strategy offers potentially greater shareholder value, but will require a strongly managed effort between short and long term needs and goals.

We invested significant effort in design and market research in 2008, and, after missing our planned development schedule in late 2008 and early 2009, have been in intense development in the first half of 2009.  We have implemented a rigorous product development approach, established a concrete architectural framework and a very specific product development plan, with key development milestones and with automated test and integration system.  We have restructured the product development team, and we are currently on schedule to introduce our new product in the fourth quarter of 2009 and begin generating sales at that time.  We established three key milestones in our development plan, the first being a May 15, 2009, date to have the “reference platform” completed.

This means that the basic technology underpinnings and performance capabilities of our new product, Pyramid, are operational and meeting requirements.  This “reference platform” is the core intellectual property we will introduce to the market and it validated the feasibility of the approach.  The second milestone was June 15, 2009.  In this milestone, we began to integrate the end user and back-office functions.  The third milestone was July 15, 2009, which constitutes Release 1 “Function-freeze.” We have successfully completed each milestone and entered customer Beta testing in third quarter 2009.  Under Non-Disclosure and Confidentiality agreements, we have been demonstrating our new product capability for the past three months with potential customers, resellers and industry experts, to get feedback and to evaluate our Release 1 content.  We have received excellent feedback on the capability, performance and function our new product delivers.

Through these confidential disclosures and demonstrations, we have determined that our new product is positioned to change the current information management and storage approach and achieve significant market opportunity. This is based upon our belief that we will offer a solution addressing the root cause of an industry-wide problem of data proliferation, volume growth, limited-to-no policy-level information control and all of the associated cost and management problems that are a result – and that we can solve these problems with significantly better cost performance and simplicity.  Our new product represents a significant step toward our goal of becoming a technology leader in the information management marketplace.  Pyramid offers a breakthrough approach to how companies store , archive and utilize information for competitive advantage. It will finally enable customers to control the information they create and access that information to gain business intelligence.

We are in the process of refining our “digitiliti” marketing deliverables, our sales and marketing systems, our product packaging and going forward business plan.   We believe we will introduce this new, industry-changing capability well ahead of any other potential competitors. Presently, we believe there are no competitors with our end-to-end capability and client-based architecture.  We have high confidence in our development plan and our development team and believe our schedule and capability are attainable in accordance with our goals.

In order to fund the new product launch, we have been aggressively reducing overall operating costs to increase profitability of our Pharaoh operations.  Since 2008, we have reduced our annual salaries and wages by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold.  Through third quarter 2009, we implemented additional restructuring of our Pharaoh operations to increase profitability, improve cash flow and reduce cash burn rate.  Through these actions, we reduced our cash burn rate per month by approximately $100,000. Last quarter, we reported a 35% reduction in operating expenses through the first six months.  As you will see in our Results of Operations below, through the first nine months of 2009, we reduced our operating expenses even further, by 44%. We continue to raise additional capital (April 2009 offering, see below) to assure we have the financial resources to achieve our strategy, albeit that we are balancing our desire to aggressively launch our new product with the reality of available capital. We have agreed to a payment plan with our primary Vault software provider, Asigra.  This payment plan addresses the approximately $550,000 past due licenses from 2008 as well as those licenses and maintenance fees due in 2009 and the first quarter 2010 of approximately $300,000.  The payment plan addresses all of these costs, allocated in a monthly payment plan for the next eight months.  We currently are negotiating reductions in those license costs as a result of improvements we have made to the Pharaoh Vault architecture.  Further, we expect to complete the Data Sales lease in November, 2009. The objective of these actions is to allow us to achieve break-even cash flow in 2010 as we accelerate new product sales.  We held our first annual shareholder meeting on October 15, 2009.  The shareholder presentation, along with questions and answers is posted on the www.digitiliti.com web site.

Continuing operations have been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007, and our $750,000 convertible note offerings of April 2009. Prior to implementation of the Modification Proposal (discussed below), the March 2007 convertible notes reflected a $0.50 per share conversion rate upon expiration of an 18-month maturity date, currently resulting in principal and accrued interest due of $1,334,770, estimated  as of December 31, 2008. In addition, for every dollar invested, these convertible notes allowed each investor to receive one-half warrant to acquire one-half of a share of our common stock with a five year term at $1.50 per share and $2.25 per share, respectively. No warrant could have been exercised during the first six months and one day following issuance, unless there was an effective registration statement covering the underlying common stock that has been filed covering the shares underlying these warrants with the Securities and

Exchange Commission.  The April 2009 convertible note offering terms were comprised of 12% convertible notes for 24 months, secured against the Pharaoh Vault, converting to $0.35 per share, and warrant coverage at $0.50 per share  We completed the first secured $750,000 offering in October, 2009.

We directly contacted our convertible note holders to seek to restructure this debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”).  On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved a reduction in the $1.50 and $2.25 exercise prices of the convertible note holders warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share; the resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes.   $35,000 in convertible notes had already been converted at the time of these resolutions; accordingly, we were obligated to issue a total of 109,000 shares of our common stock for division among these holders. The table under Part II, Item 3, below, presents information about our convertible notes that are still outstanding following conversions and extensions of convertible notes under our Modification Proposal.  Please see Part II, Item 3.  Also, see Note 3 to our consolidated financial statements above. With the emergence of our new product, we have been able to keep most note holders interested in the potential it offers.. We continue to work with convertible note holders who have not converted or extended to work out mutually agreeable solutions to avoid further cash drain as we launch our new product.

Results of Operations

For the three months period ended September 30, 2009, and 2008

Our sales for the quarter ended September 30, 2009, decreased $120,532 to $760,017, compared to $880,549 for the quarter ended September 30, 2008.   This 14% decrease in revenue results from the re-pricing of certain select customers and the attrition of 24 customers from our “digitiliti” service due to competitive pressures brought on by a changing marketplace.. While our core customer organic data growth has remained a consistent 2% - 3% percent growth per month, the overall economic downturn has slowed our new customer growth when compared against previous periods.. Yet, we still continue to heavily market our “digitiliti” service through attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our quarterly gross profit reflects a decrease of $123,399 with a gross profit of $514,538 in the third quarter 2009, versus $637,937 in third quarter 2008. This decrease in gross profit is attributable to economic pressure requiring us to re-price certain select customer accounts.  In addition, we have restructured our operations effective in September 2009 and will experience an approximate savings of $25,400 per month in operating overhead associated with our “digitiliti” service.

With a 68% gross margin during third quarter 2009, we continue to maintain a consistently strong gross margin percentage by targeting larger profile customers through efficient customer pricing; and benefiting from our customers’ consistent increase in their organic growth .  Again, we have learned that our sales and marketing efforts are better expended targeting larger customers in the Small Medium Business (“SMB”) and Small Medium Enterprise (“SME”) markets.  We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.

Research and development expenses decreased from $402,542 to $206,504 comparing the quarterly periods ended September 30, 2008, and 2009.  This reduced research and development cost incurred in 2009 reflects our budget and control efforts in developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $62,046 from $195,692 comparing the quarterly periods ended September 30, 2009, and 2008, reflecting a decrease of $133,646.  This decrease principally reflects our success in learning to market our “digitiliti” service to resellers who have the requisite expertise to produce immediate results. Further, we have not only learned to market our “digitiliti” service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses decreased by $801,933 to $320,413 for the quarterly period ended September 30, 2009, compared to $1,122,346 during the quarterly period ended September 30, 2008.  The considerable general and administrative expenses incurred in 2008 are primarily comprised of consulting fees, stock-based compensation and legal and accounting expense that have significant reduced or eliminated through vendor and employee restructuring.

Interest expense during the quarter ended September 30, 2009, decreased by $417,077 to $226,217, compared to $643,294 for the quarter ended September 30, 2008.  As a result of the initiative to request all of our 12% convertible debt holders to either extend or convert their respective convertible debt during the first quarter 2009, we experienced a conversion of $2,312,700 of convertible debt into our common stock. Correspondingly, the reduced total of convertible debt resulted in a lower accrued interest total during the third quarter 2009.

For the nine months ended September 30, 2009, and 2008

Our sales through September 30, 2009, increased $268,007 to $2,479,965, compared to $2,211,958 sales through the nine months ended September 30, 2008. This reflects a 12% increase over 2008 sales and primarily results from the average 2-3% monthly increase in our customer’s organic data growth. We still continue to market our “digitiliti” service through attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.

Our gross profit reflects an increase of $195,455 with a gross profit of $1,798,164 through September 30, 2009, versus $1,602,709 through September 30, 2008. Factors contributing to our strong gross profit totals are our deliberate targeting of a larger profile customer for more efficient customer pricing and continued increase in monthly organic growth of our customers’ data.  In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets.  We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.

Research and development expenses decreased from $1,339,413 to $539,383 during the nine months ended September 30, 2008, and 2009, respectively.  This significant decrease reflects initial software acquisition costs incurred during 2008. The reduced research and development cost incurred in 2009 reflects our budget and control efforts in developing enhanced storage service offerings that we can deploy through larger, more economical sales channels, thereby enabling faster growth.

Selling and marketing expenses decreased to $267,375 from $520,815 for the nine months ended September 30, 2009, and 2008, respectively, reflecting a decrease of $253,440.  This decrease principally reflects our success in learning to market our “digitiliti” service to resellers who have the requisite expertise to produce immediate results.  Targeting our marketing to larger profile customers and more technically proficient resellers has in increased sales with fewer (or more efficient) marketing expenditures.

General and administrative expenses decreased by $1,363,719 to $1,534,336 compared to $2,898,055 during the nine months ended September 30, 2009, and 2008, respectively.  The considerable general and administrative expenses incurred in 2008 reflect the consulting fees, stock-based compensation and legal and accounting expense incurred as a result of our efforts in filing our Form 10 Registration Statement with the Securities and Exchange Commission during 2008.

Interest expense during the nine months ended September 30, 2009, increased by $229,470 to $1,735,488, compared to $1,506,018 for the nine months ended September 30, 2008.  As referenced in Note 3 of our consolidated financial statements above, we initiated a request to all of our 12% convertible debt holders to either extend or convert their respective convertible debt. As a result of this initiative, during the 1 st quarter of 2009, we experienced a conversion of $2,312,700 of convertible debt into our common stock. This large conversion of convertible debt into our common stock resulted in recognition of the associated unamortized warrant discount and the related contingent beneficial conversion feature to be recognized through an adjustment to interest expense.

Liquidity

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we may need to continue expanding our capacity of the Fortress Storage Center by investing in property and equipment and software licenses.

We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $4,018,590 at September 30, 2009. We had cash of $116,865 as of September 30, 2009, compared to having cash of $36,317 at December 31, 2008.

We used $118,221 of net cash from operating activities for the nine months ended September 30, 2009, compared to using $1,477,597 for the nine months ended September 30, 2008. Cash used in operating activities during the nine months ended September 30, 2009 funded a net loss of $3,203,817. This net loss was offset by non-cash charges of $817,212 for amortization and depreciation, $164,778 associated with stock options expense, $956,401 related to amortization of the discount on our convertible debt and deferred financing costs, $108,187 loss on settlement of payable, $158,597 additional beneficial conversion feature on converted notes, $330,744 warrants expense, and $202,028 and $330,448, respectively, associated with an increase in accounts payable and accrued expenses, respectively. Cash used in operating activities during the nine months ended September 30, 2008, funded a net loss of $5,463,041. This net loss was offset by non-cash charges of $801,449 for amortization and depreciation, $910,402 associated with stock options expense, $877,368 related to amortization of the discount on our convertible debt and deferred financing costs, $943,149 common stock for services and purchase of R&D, and ($367,900) associated with an increase in accounts receivable and $697,909 associated with an increase in accrued expenses.

Net cash flows used by investing activities was $29,678 for the nine months ended September 30, 2009, compared to net cash flows used in investing activities of $480,318 for the nine months ended September 30, 2008. Both comparable totals are attributed to our purchase of property and equipment during these two periods.

Net cash flow provided by financing activities were $228,447 for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $1,732,231 for the nine month ended September 30, 2008. During the nine months ended September 30, 2009, cash provided by financing activities is primarily due to proceeds of $630,000 received from the issuance of secured convertible debt, and $287,197 received from the proceeds of notes payable offset by $54,500 related financing costs and $352,678 payments on capital leases and $279,572 payments on notes payable. During the nine months ended September 30, 2008, cash provided by financing activities is primarily due to proceeds of $2,480,370 received from the issuance of convertible debt, offset $230,050 of related financing costs and $533,011 payments on capital leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure under this Item 3.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in the Company’s Annual Report on Form 10-K filed with the SEC on May 1, 2009, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

(a)    We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

(b)    There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

There have been no changes to our internal control in the quarter ended September 30, 2009.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 13, 2009, we were made a party to a legal proceeding seeking recovery of unpaid compensation for alleged services rendered to us during 2008 and 2009. At this time, we dispute the nature of the alleged services rendered as well as the value of said services.

On November 9, 2009, we entered into a confidential agreement with a holder of a delinquent convertible note that involves an alternative payment arrangement anticipated to be made by an unrelated third party. Successful compliance with this alternative payment arrangement will prevent the filing of a Confession of Judgment executed by the Company.

Item 1A. Risk Factors.

This Item is not required of a smaller reporting company like us; however, various risk factors about us and our business prospects and products is contained in Item 1A of our 10-K Annual Report for the year ended December

31, 2008, which was filed with the Securities and Exchange Commission on May 1, 2009, all of which are still applicable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Period Ended September 30, 2009

During the three months ended September 30, 2009, our Board of Directors approved the issuance of the following equity securities to certain directors: 225,000 stock options to Benno Sand and Rick Rickenbach (individually) granted on September 16, 2009 (the date each was elected to serve on our Board of Directors to fill two vacancies) reflecting a $0.385 exercise price and vesting over a three year period.

On July 16, 2009, in exchange for the discharge of an approximate $100,227 balance of unpaid compensation due a former vendor, 5X Partners, LLC (“5X Partner”), we issued warrants to purchase up to 180,000 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually), reflecting a price of $0.385 per share exercisable any time prior to June 1, 2014. In addition, we agreed to issue 252,500 shares of our common stock to each of 5X Partners’ principals, Larry D. Ingwersen and Rod Johnson (individually).

Subsequent to September 30, 2009

In April 2009, we initiated an offering reflecting the sale of 12% convertible note that evidenced a 24-month maturity date secured against the Pharaoh Vault with an option to convert principal and accrued interest at to $0.35 per share along with warrant coverage at $0.50 per share. On October 2, 2009, we closed this convertible note offering.

Also see Part II, Item 5, below, which describes compensation granted to Roy A. Bauer, our Chairman and CEO, which included shares of our common stock that are “restricted securities,” among other compensation.

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

Item 3. Defaults Upon Senior Securities.

After implementation of our Modification Proposal (discussed in our Plan of Operation above in Part I, Item 2) and further discussed in Note 3 to our consolidated financial statements above, the following reflects the total amount of convertible notes that were outstanding, the remaining principal and accrued interest outstanding from those convertible note holders that did not convert or extend their convertible notes as of November 14, 2009.

				Total	Due Date
		Total	Total	Principal &	For
		Principal	Acc. Interest	Accrued	Principal &
		Balance of	on	Interest on	Accrued
	Total of	Conv. Notes	Conv. Notes	Conv. Notes	Interest on
	Convertible	Outstanding	Outstanding	Outstanding	Convertible
	Notes Sold at	as of	as of	as of	Notes at
	12/31/2008	11/14/2009	11/14/2009	11/14/2009	11/14/2009
1st Qtr 2007	$ 401,050	$ 60,000	$ 19,620	$ 79,620	Sep-08
2nd Qtr 2007	$ 707,500	$ 225,000	$ 67,973	$ 292,973	Dec-08
3rd Qtr 2007	$ 1,165,000	$ 105,000	$ 28,062	$ 133,062	Mar-09
4th Qtr 2007	$ 926,000	$ 140,000	$ 34,992	$ 174,992	Jun-09
1st Qtr 2008	$ 808,500	$ 15,000	$ 3,060	$ 18,060	Sep-09
2nd Qtr 2008	$ 945,500	$ 98,000	$ 17,976	$ 115,976	Dec-09
3rd Qtr 2008	$ 546,450	$ 65,000	$ 10,163	$ 75,163	Mar-10
	$ 5,500,000	$ 708,000	$ 181,846	$ 889,846

Based on the analysis detailed above, we are subject to currently due principal and accrued interest of $889,845.

Relative to the matured convertible notes detailed above, we have not entered into any formal payment schedules, and we continue to negotiate alternative payment arrangements.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on October 15, 2009, at which three of our directors were elected for the coming year, with two other directors continuing.  Our shareholders voted for, against and abstained in the voting for each director who was nominated as follows:

	For	Against	Abstain
Roy A. Bauer	26,226,323	70,284	452,569
Karen Gilles Larson	26,033,718	70,284	244,974
Kedar Belhe	25,983,518	70,284	244,974

Item 5. Other Information.

Currently pending is the extension of a $250,000 convertible note held by a former Board member. This convertible note matured on May 20, 2009, and we have been in discussions with this convertible note holder regarding acceptable terms that may be associated with the extension of this convertible note.

During the three months ended June 30, 2009, a $250,000 12% convertible note held by a shareholder with a maturity date of April 20, 2009, was extended to October 20, 2009. In return for the nine month extension of this convertible note, the shareholder released a Board member’s personal guarantee of this note and received 125,000 warrants reflecting at an exercise of $0.50 per warrant. At this time, we have not received official approval from this shareholder to further extend this convertible note.

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

On September 16, 2009, we announced the appointment of two new members to the Board of Directors.  Benno Sand and Rick Rickenbach were appointed effective September 16, 2009. Mr. Sand was also appointed Chair of the Audit Committee.

On October 30, 2009, our Board of Directors approved the following compensation package for our Chairman and CEO, Roy A. Bauer, with Mr. Bauer abstaining from the vote:

Base Salary:

$175,000 per year;

Salary from February 9, 2009, through September 30, 2009, of  $ 109,375.05, to be paid in shares of our common stock that are “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission at $0.20 per share, equal to 546,875 shares; and

Commencing October 1, 2009, salary payable monthly as follows: half to be paid in cash ($7,291.67) per month and half to be paid in grants of shares of our common stock that are also  “restricted securities” at $0.20 per share or 36,458 shares per month.

Other Compensation:

Signing Bonus: 500,000 five year warrants to acquire 500,000 shares of our common stock that are also “restricted securities” at $0.20 per share, effective February 9, 2009; and

A one-time performance bonus of $50,000 earned if Mr. Bauer is our CEO on December 31, 2009, and to be paid in cash during the first quarter of 2010 as recognition for 2009 performance and commitment to us and our shareholders.

Performance Incentives:

For the commercial launch of our Pyramid product no later than March 31, 2010: 250,000 five year warrants to acquire 250,000 of shares of our common stock that are also “restricted securities” at $0.35 per share;

For raising a minimum of $3 million of capital no later than June 30, 2010: 250,000 five year warrants to acquire 250,000 shares of our common stock that are also “restricted securities” at the price of $0.50 per share; and

For building management capabilities and implementing an orderly CEO transition plan (criteria to be defined) prior to December 31, 2010: 250,000 five year warrants to acquire 250,000 shares of our common stock that are also “restricted securities” at $0.50 per share.

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

Digitiliti, Inc.

Date:	November 13, 2009	By:	/s/Roy A. Bauer
Roy A. Bauer, President, CEO and Director

Date:	November 13, 2009	By:	/s/William McDonald
William McDonald, CFO