Form 10-K
period 2009-12-31
Digitiliti Inc
filed 2010-04-15
CIK 1411658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended:  December 31, 2009

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

The aggregate market value of the shares of voting and non-voting common stock of the Registrant presently held by non-affiliates was $10,063,596, based on 38,706,140 shares being held by such persons on April 14, 2010, and the closing price of $0.26 for the Registrant’s common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) on April 14, 2010.  As of June 30, 2009, the end of our second fiscal quarter, the market value of such shares was $13,547,149, at $0.35.

Outstanding Shares

April 14, 2010: 42,702,003 shares.

Documents Incorporated by Reference

None.

TABLE OF CONTENTS

PART I

4

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

11

ITEM 2:  PROPERTIES

18

ITEM 3:  LEGAL PROCEEDINGS

18

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

PART II

19

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                                                                                                                                        19

ITEM 6:  SELECTED FINANCIAL DATA

23

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                                                    23

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

30

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                                     56

ITEM 9A(T):  CONTROLS AND PROCEDURES

56

ITEM 9B:  OTHER INFORMATION

58

PART III

59

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

59

ITEM 11:  EXECUTIVE COMPENSATION

64

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                                                           65

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE         67

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

69

PART IV

69

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

69

SIGNATURES

71

PART I

FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “Digitiliti, Inc.,” “Digitiliti,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Digitiliti, Inc., a Delaware corporation (the “Registrant”); and such references also include our  wholly-owned subsidiary, Digitiliti, Inc., a Minnesota corporation, which was formerly named “Storage Elements, Inc.,” our predecessor (sometimes called “Storage” herein).

This Annual Report contains certain forward-looking statements, and for this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include, but are not limited to, economic conditions generally and in the markets in which we may participate, competition within our chosen industry, technological advances and any failure by us to successfully develop continuing business relationships and customers or to successfully fund our current and intended operations.

ITEM 1.  BUSINESS

Business Development

We were organized under the name “Cyclone Holdings, Inc.” as a holding company under Section 251(g) of the Delaware General Corporation Law on March 31, 2006.  We had no operations or assets on that date.

Our predecessor, Storage acquired a controlling interest in us in January, 2007.

On February 27, 2007, we changed our name to “Digitiliti, Inc.”

We effected a pro rata recapitalization comprised of a 40,000 for one reverse split of our outstanding common stock and a 200 for one stock pro rata dividend in March, 2007 (the “Recapitalization”).  All material computations in this Annual Report take in account this Recapitalization.

We acquired Storage (the “Storage Merger”), effective August 17, 2007, and we became a successor to Storage and its business operations, with Storage becoming our wholly-owned subsidiary.  References are often made to “Storage” throughout this Annual Report to provide a clearer understanding of the information presented.  We also changed the name of Storage to “Digitiliti, Inc.”  As a result, we both share the same name, respectively, in the States of Delaware and Minnesota.

On March 13, 2008, we acquired a commercially-proven technology from StorageSwitch, LLC; a Colorado limited liability company (“StorageSwitch”), which led to the development of our new product discussed below under the heading “Business,” “DigiLIBE.”

Business

We began providing on-line backup and recovery services to the small and medium business (“SMB”) and small to medium enterprise (“SME”) markets in 2005.  This line of our business is referred to as our “DigiBAK” service.  This data protection solution helps organizations easily manage and protect their entire network from one centralized location, with offsite redundancy.  Our DigiBAK service can backup and restore data on every machine in a network, including desktops, laptops, file and print servers.  The marketplace for on-line backup and recovery services is estimated to be a $3 billion dollar opportunity.

The advantages of outsourcing on-line backup for customers is that it eliminates cumbersome tape storage and internal infrastructure costs associated with the effort and capital to provide redundancy, disaster recovery and to comply with legal and regulatory requirements for information management.  We combine a powerful, agent-less backup software from Asigra, with our remote DigiBAK service, to deliver to our customers a powerful and effective online-offsite data backup and restore solution located in a highly secure and protected facility.

Our Data Storage Center is located in the former Minneapolis Federal Reserve Bank.  It is a one of a kind facility providing our web based on-demand backup/restore service with all of the benefits of direct fiber access to a “Level 5” data center. The Data Storage Center has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking.  It also has battery generator back-up power, temperature and humidity controls and fire suppression systems.  Geographically, we are located at the center point of the Metropolitan area network, being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop.  The pipeline for data and load capabilities are immense, and this capability enables us to send data back and forth in real time.

At the customer site, DigiBAK administrator software is loaded on as many or as few workstations as desired and requires a valid logon code, ensuring no unauthorized access; the administrator software console acts as the interface with DigiBAK in the Data Storage Center; and enables the configuration of all backups and restores.  The DigiBAK backup software is totally agent-less, requiring no additional software to be installed on any machines.  From the customer administration console, the customer sets retention policies, schedules automatic backups and initiates restores.  The customer decides what files to backup: emails, Windows, Linux, Mac, Lotus, AS400 and many more.  To ensure security and confidentiality, customer data sent to our Data Storage Center is encrypted and compressed. The encryption key is known only to the customer.  The data can be unencrypted only by the customer, effected upon the need of a restore of information. Encrypted data is also highly compressed, making it extremely safe and impenetrable from viruses

We currently have two storage vaults in our Data Storage Center; 1-105 Terabyte system and 1-95 Terabyte system.  We built this vault infrastructure upon a third-part software system call Asigra to efficiently manage the volumes of data being transmitted and stored  When we fully consume existing storage capacity, we purchase additional Asigra licenses, as needed.

Customers are charged monthly for the gigabytes of data they store in our Data Storage Center.  The compelling business case is that industry statistics (and our own actual experience) show that organizations grow data at a rate of 3% per month, so billing per customer is estimated to grow at that approximate rate.  This model provides ongoing revenue growth from our existing customer base.  However, the down side of this growth is that it results in increased monthly and annual costs for customers.  At some point, the costs are such that the business case for outsourcing backup and recovery services can no longer be justified by larger customers.

In 2008, we began to develop a new product targeted to help customers deal with the ever-increasing burden of data growth and data proliferation that would also stem the potential of rising storage costs.  In analyzing industry data growth issues, we determined that 80% of data being stored is either duplicate or proliferated, and 80% of that data is categorized as “unstructured” data, such as Word documents, PDF’s, Excel spread sheets, other Office documents, pictures and music, but with the greatest issue being emails.  “Structured” data, representing 20% of data stored, is typically data contained in databases such as inventory, accounting data and the like.  Our new product is named DigiLIBE, or the Virtual Corporate Library, previously referred to as “Pyramid” in our reports and registration statements filed with the Securities and Exchange Commission.

The architecture of DigiLIBE was developed from the ground up, starting with the foundational database software purchased from StorageSwitch in March, 2008.  During most of 2008, we refined and enhanced this base code and optimized it for our specific application.  We struggled to define the overall architecture and went through a number of false starts in trying to develop the overall DigiLIBE system.  In February, 2009, we brought in new management experienced in software development.  We reorganized our development team and solidified the overall architecture of this product.  We also identified significant areas of intellectual property in the architecture and design and filed for patent protection on these aspects.

In analyzing the opportunity for this product, it became clear that existing solutions to the problem of data growth did not address the root cause.  They addressed pieces of the problem, attacking symptoms with “point” solutions such as de-duplication, Indexing, Compression, Mass Storage Devices, Archives and so forth.  The aggregate industry opportunity for all these different solutions was somewhere between $30 billion and $45 billion, and potentially even more, if you expanded beyond storage into e-discovery and business intelligence.

Our approach was to address the root cause of the data growth and proliferation problem/opportunity by providing one integrated architecture, in a simple-to-implement solution.  Throughout most of 2009, we worked diligently to complete this project, gathering continuous feedback from industry analysts, experts and potential customers.  On December 19, 2009, we announced DigiLIBE as a break-through data management product.

During this time, we attempted to sell our DigiBAK business service, but abandoned these efforts because we could not agree to terms with the potential buyer.  As a result, we restructured the DigiBAK business to become more efficient, and reinitiated our effort to grow that business.  A component of our new DigiLIBE business is also an “active” Vault where customers archive and can retrieve DigiLIBE information objects without the assistance of IT personnel.  We believe customers are looking for a one stop shopping storage solution, so as our DigiLIBE business grows, we see the potential to also increase our DigiBAK business.  Unstructured data (information objects) sent to the DigiLIBE vault and structured data and all other backups sent to the DigiBAK vault, are all done seamlessly and transparently for the customer.

As with DigiBAK, DigiLIBE’s Vault component is charged per gigabyte of customer storage.  DigiLIBE also has a one time charge for its software and storage device and a per-client one time charge, along with annual maintenance.  While there are a limited number of direct sales, both products are distributed through industry reseller’s nation wide.   DigiBAK and the DigiLIBE Vaults are basically service businesses where our resellers can benefit by providing and gaining ongoing service revenue.  DigiLIBE has also a product component and a consulting services component, making it a compelling value equation for resellers.

Our vision for DigiLIBE is to change the way customers have approached the problem of data growth and proliferation. In the past and current environment, customers have labored on implementing technologies to solve individual issues like using indexers to find data, de-duplication devices to control growth and email archivers to manage ever-growing email storage.  DigiLIBE offers a different approach.  One where technology is secondary to the problem solution, by allowing organizations with the ability to focus energy and resources on managing the content of information created and being able to put that content into context for competitive advantage, rather than concentrating on data growth problems.

Products, Software, Services and Related Technologies Utilized

The following information describes various products, services, software and other technologies utilized in our products and services.  We will define these in two categories; (1) storage technologies, and (2) information technologies.  Where not specifically indicated, technologies identified are common to both DigiLIBE and DigiBAK.

Storage Technologies:

We use industry standard computing hardware and operating systems in our products.  Our goal is to use top-tier brand hardware and state of the art technology for overall system and network performance, reliability and maintainability.   We employ SCSI hard drive protocol for speed and reliability and Level 5 RAID storage redundancy and fault-tolerance.  We move data across high performance fiber channel networks between systems and from disks to computer processors.  Our network switches are also top-tier vendor solutions.

In DigiBAK, we use a third party application called Asigra, which manages and controls the data being archived and retrieved from the customer to our Data Storage Center.  Asigra provides the capability to efficiently and effectively move and manage very large blocks of data and to ensure the integrity and security of the information stored.  Asigra also provides the capability to track and report on storage volumes by customers, providing the basis for our monthly billing. We pay for Asigra licenses and maintenance based on the number of systems and gigabytes of storage allocated.  We also pay Asigra an annual “Branding” fee to employ a customer-facing Digitiliti brand.

The DigiLIBE Vault does not use any third party software.  Storage is implemented in an industry standard database.

Information Technologies:

This category is unique to DigiLIBE.  While Asigra itself is an information management software tool, its role is to move and manage machine data – bits and bytes.  DigiLIBE’s information technology is different.  It moves and manages information objects, which, in effect, are human recognized content such as a Word document or an Excel spreadsheet. Technologies employed in DigiLIBE include de-duplication to remove duplicate types of information from the system. One of DigiLIBE’s patent applications involves “global de-duplication.”  In other words, we de-duplicate objects from the time of creation to the time of archive – over the life-cycle of the object.  We can assure there are no duplicates in the system.  Another technology is indexing, where we save the contents of information objects so that a user can search not only for title, but for any information contained in the content of the object.  And this indexing supports multiple languages.  Other technologies include compression to reduce the object size and encryption to protect security of customer information.  DigiLIBE information object technology also includes a policy engine to control factors like retention life, versioning and other options targeted to allow users and company executives to define information object storage parameters.  Each information object has “meta-data” stored with the object.  Meta-data is basic information about the object such as who stored it, what type of data is it, when was it stored and/or updated, what computer was its source and who accessed it.  All these capabilities are integrated into one package with DigiLIBE and contained on one storage appliance called an “Information Director,” making this a simple and easy to use information content and context delivery solution.

Principal Products or Services and their Markets

Markets

The on-line archiving market characterized by DigiBAK is projected to be a $3 billion dollar opportunity. The market for DigiBAK is a horizontal market comprise of small and intermediate sized establishments and enterprises.  The industry definition is SMB (Small and Medium Businesses) and SME (Small and Medium Enterprises) with up to 500 employees. Our DigiBAK customer profile is typically in the 50 to 1000 employee segment with 500 gigabytes to 3 terabytes of stored data.  This business spans horizontally across all industry segments.  However, regulated industries or those having significant concerns about data protection and disaster recovery tend to be the primary customer base.  North America is the primary geographic region for our business.  With DigiLIBE, we expect to move into broader geographic areas within two years.

Because of DigiLIBE’s highly and uniquely integrated architecture, the market opportunity is less well defined.  In order to complete a market opportunity assessment, one has to roll up the individual opportunity for each “point” solution offering.  Our estimates are that this industry opportunity ranges from between $30 to $45 billion.  To put it simply, it is a big opportunity.  To put it differently, we may be defining a different market altogether.  A new market.  Not a data management and control market, but an information content and context market transforming the current market definition of Primary Storage, Secondary Storage and Archival Storage to a market of Content and Context Management that not only includes Storage, but also includes Business Intelligence, e-Discovery and Information Policy.  DigiLIBE’s capability even makes the traditional file structures obsolete, encroaching into traditional operating system space, as it relates to file storage and file structures.

DigiLIBE’s target market is similar to DigiBAK – SMB / SME.  However the market segmentation is vertical and targeted to Health Care, Finance, Legal and some sectors of government.  However, DigiLIBE’s policy engine and life cycle management make it ideal for any organization with regulatory compliance considerations.  As with DigiBAK, North America is the primary geographic region for DigiLIBE sales, but we expect to move into broader geographic areas within two years.

Products

DigiLIBE is both a product and a service offering.  The product is our information management software contained in our Information Director storage appliance   Customers pay a one-time fee for this appliance and a one-time per-client fee, plus annual maintenance for this product.  The service component is a monthly per-gigabyte fee for archiving.  DigiLIBE has an “active” archive, meaning that individual users have real-time access to archived data (assuming they are authorized).  Customers can use Digitiliti’s Data Storage Vault services, their own or a third party for active archiving. Another service component is consulting services to assist customers in enhancing the DigiLIBE policy engine and to customize workflow applications to put content into context.  DigiBAK is an on-line data backup and recovery service. Both the DigiLIBE and DigiBAK services are charged by gigabyte of storage per month.

An additional opportunity for DigiLIBE is an OEM solution where DigiLIBE software is placed on another vendor’s storage appliance and sold under that vendor’s brand.

Objectives

Through on-line research, engaging industry experts and through continuous customer contact, we have identified the most pressing data management issues SMB/SME managers struggle with today.  Various ad-hoc collections of single purpose (point) software/hardware products and functions like data de-duplication, encryption or application integration are a few examples of some of the different data management issues we are addressing.

We believe our experience as one of the largest on-line archiving services brings us credibility in the market.  We have learned from this experience and are in a better position going forward.  One of the strengths of DigiLIBE is built from the heritage of our DigiBAK business.  We believe that both our current business and our new product will complement each other with a very good chance that we can grow both in a complementary sales strategy where we provide an active archive for information objects of unstructured data and a traditional archive for all other data of customers.  In effect, we can be the “cloud” provider, but with value added capability of using that content.

Targets

See “Markets,” above for our targeted market focus

“digitiliti” Product Operational Methodology

Our operational model is simply defined in three points:

•

Mask technical complexity from IT and from the users.

•

Change the information management  cost/capability equation in the industry.

•

Provide customers with the capability to put in context the content they create and store to improve their efficiency and effectiveness.

Distribution Methods of the Products or Services

We sell and support our solutions and services through some limited direct sales, but primarily through relationships with Value-Added Remarketers and third-party integrators (resellers).   We have a current base of about 30 resellers in North America for DigiBAK, most of whom are local to a city or are regional in nature.  Over 80% of our current base of more than 700 DigiBAK customers has been signed through resellers.  For DigiLIBE, we are targeting regional and national resellers who can sell the product, deploy the product and provide on-going consulting services.  With DigiBAK, our value to resellers is an on-going monthly revenue stream from on-line archive volumes.  With DigiLIBE, we have a more compelling reseller model.  Resellers not only get revenue from the one-time sale of the product, but they gain service revenue from the monthly archive volumes.  They also have the opportunity to engage the customer in business services such as consulting on policy setting details, developing workflow applications to leverage information object content or to write information applications that turn content into context.

For DigiLIBE, another potential distribution channel is OEM.  We also market through traditional methods, including the web, trade publications, trade shows and advertising.  Our web site is www.Digitiliti.com.

Status of any Publicly Announced New Product or Service

Release 1 of DigiLIBE was announced on December 19, 2009.  There are plans for additional releases and future content targeted for new features and functions and for market expansion both to smaller size organizations to the larger enterprises.

Competitive Business Conditions, Competitive Position in the Industry and Methods of Competition

For DigiBAK, we compete with multiple information protection and storage service providers in all geographic areas where we operate.  We also compete with current and potential customers’ internal information protection and storage service capabilities, especially larger customers where data growth is driving costs to the point where outsourcing this service is cost prohibitive.  The most important competitive factors are, in order of priority: price, reliability and service. Over the last few years, “Cloud” storage is emerging from a number of sources, including Amazon, Google, Barracuda and others.  “Cloud” offers basic backup service for very low entry point and has attracted smaller business customers away from our more fully functional service.

Key national and international competitors for full function on-line archiving include Iron Mountain, EVault, and EMC. These companies focus on larger enterprises and offer services similar to our services.  Their competitive advantage is in financial strength, size and by the fact that they also as hardware providers.  We differ in our competitive advantages by our agility, service and focus on small and intermediate businesses as our core business.  Other competition is more limited and tends to be localized to geographic areas.  These competitors operate with cost as a competitive advantage. However, they typically offer a subset of service and capabilities and are targeted more to smaller enterprises and establishments.  Iron Mountain, EMC and some other large storage providers have made strategic purchases of companies offering point solutions, which when linked together, offer a subset of capabilities offered by DigiLIBE.  They are clearly moving in a direction to offer a comprehensive solution to compete with DigiLIBE.  The question is when will they reach that capability, and that is presently unknown.

Competitive landscape for DigiLIBE:

Currently, there is no one competitor providing the comprehensive and integrated capability found in DigiLIBE. DigiLIBE’s patent application architecture is “Client” based with a focus on the “Human” interface and on the need for information management and control, with content put into context.  Most competitive products are individual “point” solutions offering technology to help solve a specific information area like content indexing or de-duplicating or archiving.  Some companies are integrating multiple point solutions in a network to provide broader value, but most of this integration is done at the storage layer versus the client or human point of data creation.  This architectural limitation leaves these competitors at a significant disadvantage relative to capturing key meta-data at point of creation that can be used to put content into context.  It also leaves them in a high cost, high complexity environment.  Key competitive factors are function/capability, simplicity and cost.

Competitors that have similar DigiLIBE function (with limitations) by integrating a number of point solutions together include EMC, Evault, IBM, NetApp, Symantec, and HP.  No one of these competitors offers a complete suite except EMC. However, as stated, all these potential competitors’ weaknesses are the “storage-centric architecture versus the client (human)-based design, and the cost of integrate and manage “point” solutions. It is difficult to assess how much reengineering or redesign would be required and how much time it would take for a top-tier competitor (like those listed above) to develop a cost and performance competitive solution to compete directly with DigiLIBE.  It is more likely that a second-tier or startup company may introduce a product to compete with DigiLIBE.  Our patents afford some level of protection against strongly similar architectural solutions.

Sources and Availability of Raw Materials and Names of Principal Suppliers

For DigiBAK, our principal supplier partners are Asigra, a software vendor providing system management tools, Exanet providing hardware and software and our data transmission supplier.  Asigra is a provider of comprehensive software solutions and IT expertise to back up data to customers secure vaults.  We pay for licenses and for annual maintenance agreements based on the gigabytes of storage used.  We chose Exanet because we believed it to be robust and the best fit with the Asigra software.  We built our software/hardware infrastructure around the Exanet product (hardware and software) and the Asigra product (software). When we fully consume existing storage capacity, we purchase additional Exanet or Asigra licenses as needed.  XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 80 metropolitan markets across the United States.

In January 2010, we learned that Exanet was purchased by Dell Computers (“Dell”) in a distressed transaction. Continued long-term support for our Exanet system from Dell is uncertain. We are in the process of evaluating a new hardware refresh of our current technology platform and are also evaluating alternative vaulting solutions to support our DigiBAK service, so we do not expect this development to have any adverse effect on our business operations.

For DigiLIBE, all our software is developed in-house.  We use the Microsoft Developers Suite to develop our software. Our hardware Information Director is sourced to Rorke Data, Inc, a division of Bell Micro.  We chose Rorke because of its reputation and because they also provide effective and efficient hardware support.  We are currently evaluating a second source for Information Directors.   Our DigiLIBE vault hardware is basically the same hardware as our Information Director.  This hardware is industry standard that can be provided from many different sources.

Dependence on One or a Few Major Customers

Our customers trust us with the ability to archive, protect and retrieve their information assets.  We serve customers throughout the United States in a diverse group of data intensive industries, including financial services, engineering and scientific, construction, health care, education and legal services, being the most important.  We have strong relationships with our customers and high customer satisfaction with our sales and technical support, and those of our business partners.

Our DigiBAK business has grown to over 700 customers in 2009 across North America.  Of those customers, approximately 58% of the revenue (based on gigabytes of stored data) is with our 10 largest customers.  While loss of one or two of these large customers would present a challenge to continued revenue growth, our contracts are for three years. Further, larger customers drive more generic growth in data from the initial stored amounts over time.  Our sales direction is toward more intermediate sized customers similar to those in our top 10.  With the introduction of DigiLIBE, we offer customers alternatives to control their data growth as well as provide new functions.  With the combination of DigiBAK and DigiLIBE, we expect to grow both of our data archiving businesses and retain larger customers who would otherwise leave the service because of escalating costs driven by their own data growth.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

In 2008, we applied for an Information Area Network Patent representing the underlying technology and process of our DigiLIBE product.  Key claims filed in January, 2010 include; (1) file creation, metadata attribution and storage, (2) persistent access to files, (3) file policies and (4) global de-duplication.

We have customary software licenses required to conduct current and intended operations; and we are in the process of filing certain service mark applications that are deemed to be necessary or beneficial to us.

We have or are party to the following service agreements that are deemed to be material.

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

Copies of the Consulting Services Agreement, the Covenant Not to Compete Agreement and the Technology Purchase Agreement with StorageSwitch were filed as Exhibits to our Form 10 Registration Statement (the “Form 10”)..  The Scope of Work outline referenced in any of these documents was not filed as an Exhibit as it considered confidential and proprietary information to us and our storage technology.  See Part IV, Item 15.

Vision to Practice, Inc.

On February 6, 2008, we entered into a Consulting Agreement with Vision to Practice, Inc., a Minnesota corporation (“Vision”), to assist in bringing our new product initiatives to market utilizing the technology software purchased from StorageSwitch. We pay semi-monthly payments of $7,680 based on full-time service provided to us under this Consulting Agreement.  We also issued to the consultant’s principal 225,000 stock options at $0.35 per share, which vest over 36 months.  Vision is owned by Rodd Johnson.

This Consulting Agreement contains various provisions regarding independent contractor status, confidentiality, due performance and care in performing services, notice of disputes and time for correction, arbitration of disputes and indemnification by Vision, among other provisions, a copy of which was filed as an Exhibit to our Form 10.  The Scope of Work outline referenced in the Consulting Agreement is not filed as an Exhibit as it considered confidential and proprietary information to us and our storage technology.  See Part IV, Item 15.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to the disclosure requirements of Regulation S-K of the Securities and Exchange Commission, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Research and Development Costs during the Last two Fiscal Years

We invested significant resources in 2007 to structure our Data Storage Center. In 2008 we incurred research and development expenses of $1,731,766, expanding our business with the DigiLIBE product offering.  This research and development expense included the purchase of certain software from StorageSwitch (see above) and the initial staffing and beginning of DigiLIBE development. In 2009, we incurred research and development expenses of $830,247 to develop and introduce DigiLIBE.  We announced DigiLIBE on December 19, 2009, and plan to launch Release 1 of our new DigiLIBE product in early 2010.

Number of Total Employees and Number of Full Time Employees

At year end 2008, our employee headcount was 13, comprised of nine full-time employees and four subcontractors.  At year end 2009, our employee headcount was 19 comprised of 11 full-time employees and eight subcontractors.  We utilized contract employees for specific skills required in short-term activities.  We hire full-time employees where we intend to focus on strategic skill needs.  Over the past two years, we have focused on maintaining a small and highly productive team and intend to continue as such.

Reports to Security Holders

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission, and on a regular basis, are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

We have experienced operating losses each year since our inception. Even though our revenues increased slightly by $117,155 to $3,192,463 in 2009 compared to $3,075,308 in 2008, our net loss decreased substantially from $4,938,083 for the year ended December 31, 2009, compared to the net loss of $7,332,846 for the year ended December 31, 2008.  We may still incur additional future operating losses.  Without raising new capital, continued losses on our operations may require us to curtail or terminate our business operations.  Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our common stock price on the Pink Sheets or any other nationally recognized quotation system upon which our common stock may be publicly traded in the future.

Our substantial short term debt could adversely affect our financial condition and our ability to continue our present and planned business operations.

As of December 31, 2009, and December 31, 2008, we had long term debt in the form of our 12% convertible notes in the amount of $2,822,300 and $5,230,000, respectively.  With our  “Modification Proposal” (see Note 10 of our consolidated financial statements in Part II, Item 8) most reflect a conversion rate of $0.35 per share, and without significant improved stock value, it is highly unlikely that many of the holders of these debt instruments will convert them to purchase shares of our common stock.  Prior to our Modification Proposal, an aggregate of $1,265,858 of these convertible notes was due at December 31, 2009; and an aggregate of $1,556,477 of these convertible notes were due at March 31, 2010 (this amount includes the sum due at December 31, 2009), though we are continuing to discuss payment and/or conversion or extension of these convertible notes with the holders.  See the heading “Known trends, events or uncertainties that have or are reasonably likely to have a material impact on the small business issuer’s short-term or long-term liquidity,” Part II, Item 7.

Given that it is highly unlikely that many of the holders of these debt instruments will convert them to purchase shares of our common stock, we under took an initiative with all of the convertible note holders associated with our $5.5 million bridge loan offering, requesting each convertible note holder to either extend their respective convertible notes for another 18 months or to convert their principal and accrued interest into shares of our common stock.  This Modification Proposal has been continually extended from its initial termination date in late 2008. The Modification Proposal provided an incentive of reducing the exercise price of each convertible note from $0.50 per share to $0.35 per shares and reducing the exercise prices of the A and B warrants that were a part of the unit in the bridge loan offering to $1.00 for each warrant.

After implementation of our Modification Proposal referenced above, the following table reflects as of March 31, 2010, the aggregate principal, the associated accrued interest and the combined totals associated with our $5,500,000 convertible note raise that comes due during the 1st quarter of 2010 and subsequent quarterly periods.

Principal &
Principal	Acc. Interest	Accrued	Quarter when
Balance of	on	Interest on	Conv. Notes
Conv. Notes	Conv. Notes	Conv. Notes	Outstanding
Outstanding	Outstanding	Outstanding	come due
$ 747,800	$ 227,922	$ 975,722	3/31/2010
$ 55,000	$ 19,402	$ 74,402	6/30/2010
$ 560,000	$ 178,313	$ 738,313	9/30/2010
$ 295,000	$ 86,578	$ 381,578	12/31/2010
$ 490,000	$ 122,647	$ 612,647	3/31/2011
$ 387,500	$ 87,161	$ 474,661	6/30/2011
$ 272,000	$ 55,624	$ 327,624	9/30/2011
$ 2,807,300	$ 777,647	$ 3,584,947

An aggregate of $723,834 of these convertible notes was due at December 31, 2009; and an aggregate of $975,722 of these convertible notes were due at March 31, 2010 (this amount includes the sum due at December 31, 2009), though we are continuing to discuss payment and/or conversion or extension of these convertible notes with the holders.

We expect to continue to plan to raise additional funds in the form of equity or debt offerings, secured and otherwise, and we are continuing to evaluate alternative incentive programs to reduce and/or eliminate this debt.  If we are unable to pay these notes when due, including interest, and the holders of these convertible notes do not elect to convert them to purchase shares of our common stock or extend them, our financial condition could worsen substantially, and we may be required to cease operations entirely.

We also have substantial other current liabilities as of December 31, 2009, that are principally comprised of the following: a note payable ($286,831); notes payable to related parties ($231,540); convertible notes to related parties ($500,000); trade accounts payable ($287,751); related party accounts payable ($7,861); accrued expenses ($1,222,143); and amounts due to related parties ($148,638) and obligations under capital leases ($45,819), for total current liabilities of $4,263,354, which total includes the $1,532,771 in 12% convertible notes.

Our substantial indebtedness could have important adverse consequences on our ability to carry on our present and planned business operations.

For example, it could:

•

make it more difficult for us to satisfy our obligations with respect to the current or new debt financing, if any is offered in the future;

•

fund the selling and marketing expenses that support the national roll-out of DigiLIBE;

•

make us more sensitive to adverse economic conditions than some of our competitors with less debt;

•

limit our ability to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;

•

limit our flexibility in planning for, or reacting to, changes in our business and the records and information management services industry;

•

make it more difficult for us to obtain additional equity or debt financing for future; and

•

limit our working capital requirements for future acquisitions or other reasons important to our business strategy.

Despite our current debt position, we may still need to incur substantial additional debt or we will be unable to continue our planned operations.

We expect to continue to raise additional funding in the form of equity or debt offerings, secured or otherwise. However, if we are unable to pay the currently outstanding 12% convertible notes and accrued interest, our financial condition may be adversely affected to the point that no debt or equity financing may be available to us. That could require us to cease or substantially limit our business operations, including termination of employees and business associations necessary for us to continue in our business.

We have deficiencies in our internal controls that could adversely affect our financial statements reporting, which could cause our financial statements to be inaccurate or un-auditable.

Our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us is collected and communicated to management to allow timely decisions regarding required disclosures.  Our Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2009, that, as a result of the following material weaknesses in internal control over financial reporting as described further in this Annual Report, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within our Company:

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

On December 16, 2008, our Board of Directors adopted Corporate Governance and Nomination Committee, Audit and Finance Committee and Compensation Committee Charters, that should help us in resolving our internal control weaknesses. The Audit Committee is actively engaged in review of our annual and quarterly reports as a check and balance on our Section 13 reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, we plan to implement a new accounting system in the first quarter of 2010 which will significantly improve the timing and effectiveness of our financial analysis and reporting capability.

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

With the small number of people in our company, we are highly dependent on the principal members of our management. The loss of services of any of these persons could seriously harm the growth and success of our current and intended business operations. In addition, research, product development and commercialization will require additional skilled personnel in the backup and storage retention services industry procedures and products. Competition for and retention of personnel, particularly for employees with technical expertise, is intense and the turnover rate for these qualified personnel is high. If we are unable to hire, train and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be reduced. The inability to retain and hire qualified personnel could also hinder the planned expansion of our business. We have utilized stock options as the primary method for retaining key personnel.

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

With our own patents applications, assuming they result in the issuance of patents, we may need to initiate lawsuits to protect or enforce our proprietary rights in our products, which would also be expensive and, if we unsuccessful, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market. In the future, we may rely on patents to protect our intellectual property and our competitive position. The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use this technology and would reduce our ability to compete in our markets.

We presently have filed certain patent applications on certain facets of our products, and no assurance can be given that these filings will result in patents being issued, or if issued, that they will protect us and not infringe on patents of others, in some part.  See the heading “Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration” of Part I, Item 1.  We also rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical code security measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our storage solutions products. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal or superior to our technology and storage solutions products without infringing on any of our intellectual property rights or design around our proprietary technologies.

We need additional capital to continue or expand our current business operations, and our business operations may prove unsuccessful without additional funding.

Failure to raise additional capital or generate the significant capital necessary to continue and expand our operations and launch, sell or license our DigiLIBE product could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources will only enable us to maintain currently planned operations at least through the second quarter of 2010; and we expect to continue to seek funding through equity and debt offerings, secured or otherwise. See the caption “Recent Sales of Unregistered Securities,” Part II, Item 5, for a complete description of our prior funding efforts.  However, we premise this expectation on our current operating plans, which may change as a result of many factors.  Consequently, we may need additional funding sooner than anticipated.  Our inability to raise needed capital would harm our business.  In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans.  To the extent that additional capital is raised through the sale of equity, debt, convertible debt securities or other combinations of our securities, including our newly authorized preferred stock, the issuance of these securities could result in substantial dilution to our stockholders.

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

Our short operating history, lack of adequate internal controls and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results might fluctuate in the future due to a number of factors, including the following:

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

The development of our products and services and other technology entails significant technical and business risks. To remain competitive, we must continue to improve our Information and Storage Management Solutions products and their Responsiveness, functionality and features.

High technology industries are characterized by:

•

Rapid technological change;

•

Changes in user and customer requirements and preferences;

•

Frequent new product and services introductions embodying new technologies; and

•

The emergence of new industry standards and practices.

The rapid technological change could render our existing technology and systems obsolete. Our success will depend, in part, on our ability to:

•

license or acquire leading technologies useful in our business;

•

develop new services and technologies that address our users’ increasingly sophisticated and varied needs; and

•

Respond to technological advances and emerging industry and regulatory standards and practices in a cost effective and timely way.

Future advances in technology may not be beneficial to, or compatible with, our business. Furthermore, we may not use new technologies effectively or adapt our technology and systems to user requirements or emerging industry standards in a timely way. In order to stay technologically competitive, we may have to spend large amounts of money and time. If we do not adapt to changing market conditions or user requirements in a timely way, our business, financial condition and results of operations could be adversely affected.

We face competition for customers that could effectively keep us from being successful in our planned business operations.

We compete with our current and potential customers’ internal records and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company, such as us, for their future records and information management services needs or that they will use us to provide these services. We also compete with multiple records and information management services providers in all geographic areas where we operate. Potential competitors with established market share and greater financial resources may introduce competing products. Thus, there can be no assurance that we will be able to compete successfully in the future, or that competition will not have a material adverse affect on our results of operations. We also compete with multiple information protection and storage services providers in all geographic areas where we operate. We continue to evaluate competitive activities to keep abreast of industry changes with both large and well known competitors and emerging competition.

Our storage systems may fail, and we may be subject to substantial liabilities and could lose a substantial portion of our customer base.

Our disaster recovery framework to control and address systems risks is not fully redundant, and we may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services. While our storage system facilities are highly secure and virtually disaster proof, we will refresh our storage technology in 2010 with new equipment, which will include full redundancy and SAS 70 compliance.

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

Our Information and Storage Management Solutions products rely substantially on the Internet in multiple states. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Other states and foreign countries may also attempt to regulate our business or prosecute us for violations of their laws. Further, we might unintentionally violate the laws of foreign jurisdictions and those laws maybe modified and new laws may be enacted in the future.

The United States Congress has enacted legislation limiting the ability of the states to impose taxes on Internet accessory to impose multiple or discriminatory taxes on electronic commerce. This legislation, known as the Internet Tax Nondiscrimination Act, imposed a moratorium, which commenced November 1, 2003 and was extended to 2014, on state and local taxes on electronic commerce, where such taxes are discriminatory, and Internet access, unless the taxes were generally imposed and actually enforced prior to October 1, 1998.  Various states continue to attempt to regulate and tax Internet use and sales of products and services.  The imposition of these taxes could seriously adversely affect Internet commerce and hinder our ability to become profitable.

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

The following is a quotation from our auditor’s report that is filed as a part of this Annual Report: “The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.” See Note 2 to our consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Note 2 of our consolidated financial statements states: “As shown in the accompanying financial statements, the Company has incurred net losses of $4,938,083 and $7,322,846 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has an accumulated deficit of $19,312,136 and a working capital deficit of $3,417,761 as of December 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.”

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

12 months from the filing of our Form 10 Registration Statement or on or about May 13, 2009, and provided that we are “current” in the filing of all of our reports that are then required to have been filed with the Securities and Exchange Commission under the Exchange Act, substantially all shares of our common stock will have been held for at least six months and will be available for public sale under Rule 144. That will substantially increase the shares available to be freely publicly traded.  See the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities,” Part II, Item 5, for information about the number of shares that may become available for resale under Rule 144.

ITEM 2:  PROPERTIES

Our Data Storage Center is located at 250 Marquette Plaza, Minneapolis, MN 55401, and we have contracted with XO Communications for data center space and communications (the “XO Communications Contract”); XO Communications is a vendor that provides cabinet space, power and Internet connectivity.  This arrangement ensures capital expenditures are at a minimum, while maintaining the flexibility to set up a new data center in any one of the 80 geographically dispersed locations throughout the world.  Our DigiBAK service is not limited by geographic concerns.  As new customers are added, we will also add capacity to our Data Storage Center that has virtually unlimited scalability.  Our Data Storage Center occupies approximately 1,500 square feet of this facility, at a cost of $3,300 per month and houses our equipment and software.

Also located at 250 Marquette Plaza, we lease office space comprised of approximately 3,093 rentable square feet,  at a monthly base rent of $3,092 and $3,349 in 2008 and 2009, respectively (the “FRM Associates Lease”).  With monthly operating expenses and monthly real estate tax assessments added to these base $5,755.90 rental amounts, the overall monthly lease cost on this space approximates to $5,576 and $5,938 for 2008 and 2009, respectively.  We vacated these premises in August, 2007.  This office space lease has been sublet to a local company effective May, 2008, throughout the duration of the lease period.  Sublease income is $3,607 for June 1, 2008 – April 30, 2009, and $3,865 for May 1, 2009 – September 30, 2010 (the “EBC Minneapolis, Inc. Sublease Agreement”).  The landlord under the FRM Associates Lease consented to this sublease, subject to the guarantee of Brad D. Wenzel, our current Chairman of the Board, and Ronald G. Wenzel, a former officer and director of Storage.  In December 2008, the subtenant filed for Chapter 11 bankruptcy and was two months delinquent at that time. We have reflected this delinquent amount as a rent receivable as of December 31, 2008.

As a result of the subtenant’s bankruptcy, a new subtenant assumed this sublease under terms reflecting a monthly sublease payment of $3,239, effective August 1, 2009, through October 31, 2020.

On April 23, 2007, we leased 8,736 square feet, consisting of floors three and four of the building located at 266 East 7th Street, St. Paul, MN 55101 (the “Upper Corner Lease”), for a term of four years and seven months, ending on December 31, 2011, for $4,450 per month from June 1, 2007, to December 31, 2007; $6,450 from January 1, 2008, to December 31, 2008; and at a lease rate to be determined in line with other commercial properties in the downtown area, including yearly increases, from January 1, 2009, until December 31, 2011. To date, our base rent of $6,450 has not changed.

Copies of the XO Communications Contract, the FRM Associates Lease, as amended, the EBC Minneapolis, Inc. and the Upper Corner Lease were filed as Exhibits to our Form 10.  The Sublease Agreement is filed as an Exhibit to this Annual Report.  See Part IV, Item 15.

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

Reserved by Securities and Exchange Commission.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low bid information for our common stock on the Pink Sheets for the quarterly periods commencing January 1, 2007, and ending December 31, 2009. These quotations do not reflect actual transactions or retail mark-ups, mark-downs or commissions.  Our Pink Sheets trading symbol is “DIGI.”

	Closing Bid
Quarter Ended	High	Low
March 31, 2007*	$1.75	$1.05
June 30, 2007*	$4.05	$1.25
September 30, 2007*	$3.00	$2.50
December 31, 2007*	$2.50	$1.25
March 31, 2008*	$1.50	$1.05
June 30, 2008*	$1.80	$1.05
September 30, 2008*	$2.25	$0.51
December 31, 2008*	$1.01	$0.20
March 31, 2009*	$.15	$.12
June 30, 2009*	$.35	$.35
September 30, 2009*	$.20	$.20
December 31, 2009*	$.18	$.17

*

Reflects the Recapitalization that was comprised first of the 40,000 for one reverse split with rounding up to the nearest whole share, and second the 200 for one dividend.  See the heading “Business Development,” Part I, Item 1.

See the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities” of this Item, for information about the number of shares that may become available for resale under Rule 144.  Also, see the heading “Rule 144,” of this Item, directly below, for summary information about the other terms and conditions required to be complied with for resales under Rule 144.  Companies like us that have been former “shell companies” are required to have the “current public information” available in the form of reports required to be filed with the Securities and Exchange Commission under the Exchange Act at the time of the resale of any of its “restricted securities” under subparagraph (i) of Rule 144.

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

Holders

We currently have approximately 339 stockholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

Other than our 200 for one stock dividend that was a part of the Recapitalization discussed under the heading “Business Development,” Part I, Item 1, we have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our future dividend policy cannot be ascertained with any certainty, because we are presently involved in funding our business operations and our intended Plan of Operation. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,944,000*	$0.37	7,056,000(2)
Equity compensation plans not approved by security holders	None	None	None
Total	1,944,000(1)	$0.37	7,056,000(2)

(1)   Reflects the overall grant of five year options totaling 9,041,000 that vest over various periods, less (1) the cancellation, effective April 17, 2008, of an option to purchase 525,000 shares granted to an employee who are no longer employed by us and (2) the forfeiture of options totaling 6,572,000 pertaining to employees who are no longer employed by us.

(2)    Reflects a total of  9,000,000 shares authorized for issuance less the overall grant of five year options totaling 1,944,000.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Digitiliti, Inc. Sales

Common Stock and Bridge Loan Offering of 12% Convertible Note Units

To whom	Date	Number of shares/ $ for described Units	Consideration*
Storage Merger	8/17/2007	21,439,427	Exchange of securities in Storage Merger(1)
Bridge Loan Offering	8/07/2008	$5,500,000	12% Convertible Note Unit Offering(2)
StorageSwitch, LLC	4/17/2008	299,920	Services rendered in connection with software purchase (See Part I, Item 1)
Martin Janis & Company	4/17/2008	70,000	Issued pursuant to a Letter Agreement
StorageSwitch, LLC	6/30/08	74,880	Services rendered in connection with software purchase (See Part I, Item 1)
StorageSwitch, LLC	9/30/08	24,960	Services rendered in connection with software purchase (See Part I, Item 1)
$250,000 12% Convertible Note	10/13/08		Cash and Warrants (see “$250,000 12% Convertible Note” below)
Martin Janis & Company	12/31/08	70,000	Pubic relations services rendered
Secured Convertible Notes	04/09	$750,000	$750,000
General Equity Offering	11/25/2009	2,725,000	Issued for Equity Raise ($0.20 per share)*

*

Offering is continuing and the total aggregate dollar offering has been increased to $2,000,000.

Warrants

A summary of warrant activities for 2008 and 2009 is as follows:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2007	3,536,148	1.75
Granted	2,800,450	1.51
Exercised	(136,250)	0.75
Outstanding at December 31, 2008	6,200,348	1.03
Granted	3,410,000	0.39
Forfeited	(100,000)	1.88
Outstanding at December 31, 2009	9,510,348	0.79

Except for the 750,000 warrants that are subject to certain performance conditions, all warrants were fully vested and exercisable at December 31, 2009.

The weighted-average remaining contractual life of warrants outstanding at December 31, 2009, and 2008, was  4.22 years and 4.0 years, respectively. The weighted-average grant date fair value of warrants granted in 2009 and 2008 was $.20 and $0.51 respectively.  Please note the Modification Proposal made to our convertible note holders that is discussed in Part I, Item 1, under the heading “Business Development,” under the headings, “Period Ended December 31, 2008” and “Period Ended December 31, 2009.”  Substantially all warrant holders received their warrants in our bridge loan offering referenced in the preceding table.

Options

A summary of option activities for 2008 through 2009 was as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	-	$-
Granted	3,441,000	0.37
Outstanding at December 31, 2007	3,441,000	0.37
Granted	3,900,000	0.38
Canceled	(525,000)	0.35
Forfeited	(3,367,152)	0.38
Outstanding at December 31, 2008	3,448,848	0.37
Granted	1,700,000	0.38
Canceled	-	-
Forfeited	(985,848)	0.37
Outstanding at December 31, 2009	4,163,000	0.37

The weighted-average remaining life of all options outstanding at December 31, 2009, and 2008, was 3.2 years and 3.7 years, respectively. The weighted-average grant date fair value of options granted in 2008 and 2007 was $0.25 and $1.07, respectively.

Note on Storage Merger Exchange

 (1)  The following table reflects the outstanding securities of us and Storage on a pre-Merger and combined post-Merger basis:

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

Note on Bridge Loan Offering

(2) After the Storage Merger, we continued offering 12% convertible notes, selling an additional amount of $1,531,000 through December 31, 2007, and $2,350,450 as part of the total of $5,500,000 offered.  The 12% convertible notes were “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission and were convertible into shares of our common stock at $0.50 per each share, subject to there being an effective registration statement covering the underlying shares that has been filed with the Securities and Exchange Commission.  We assumed these convertible notes and the other components of the unit offered (the “Unit”).  The Unit was comprised of the convertible note, one-half warrant to acquire one-half share of our common stock for each $1.00 invested, with a five year term and exercisable at $1.50 per share of common stock (the “A Warrants”), and with no exercise during the first six months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission (callable at $0.01 per warrant, if our common stock trades for 20 consecutive days on its principal market above $2.25 per share, also provided there is an effective registration statement covering the underlying shares that has been filed with the Securities and Exchange Commission); and one-half warrant to acquire one-half share of our common stock for each $1.00 invested, with a five year term and exercisable at $2.25 per share (the “B Warrants”) under the same terms and conditions, but callable at $0.01 per warrant if our common stock trades for 20 consecutive days on its principal market above $3.00 per share.  The convertible notes had a maturity date that was 18 months from the date of issuance.  Convertible note holders are not considered stockholders until the convertible note are converted; and are not entitled to vote on any matter submitted to stockholders by us. Many of these convertible notes were the subject of our Modification Proposal, which reduced the exercise price of the 12% converted notes to $0.35 and the A and B warrants to $1.00 each.

$250,000 12% Convertible Note

On October 13, 2008, a 12% convertible Note in the amount of $250,000 with a maturity date that is six months from the date of issuance that comes within the definition of “restricted securities” in Rule 144 of the Securities and Exchange Commission and that is convertible into our common stock that also comes within such definition of “restricted securities,” at $0.50 per each share; together with 150,000 warrants, with a five year term and exercisable at $0.50 per share of common stock, that are also “restricted securities,” including the underlying common stock.  This 12% convertible note was guaranteed by Jonathan S. Miner, who was then one or our directors, in consideration of the execution and delivery by us of a confession of judgment for the  amount of the 12% Convertible Note and the grant to Mr. Miner of certain warrants.

Exemptions from Registration for Sales of Restricted Securities.

We issued all of these securities to persons who were “accredited investors” or “sophisticated investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.  Registration of sales to “accredited investors” and a limited number of “sophisticated investors” are preempted from state regulation, though states may require the filing of  notices, a fee and other administrative documentation like consents to service of process and the like.

Some of these securities (stock options) that we assumed under the Storage 2007 Stock Option Plan were issued pursuant to Rule 701of the Securities and Exchange Commission, and the issuance of these securities was registered with the State of Minnesota pursuant to Minn. Stat. §80A.15 Subd. 2(s).

Use of Proceeds of Registered Securities

Neither we nor Storage have offered or sold any registered securities, with the exception of stock options granted under the Storage 2007 Stock Option Plan (to which the Digitiliti, Inc. 2007 Stock Option Plan may be deemed to be a successor stock option plan), which were registered by notification with the State of Minnesota.  No proceeds were received in connections with the grant of these stock options.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us during the years ended December 31, 2009, and 2008.  Further, except as outlined under the caption “Recent Sales of Unregistered Securities,” above, none of our affiliates purchased any of our equity securities during the periods indicated.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.  Other references to forward-looking statements elsewhere in this Annual Report should also be considered.

Plan of Operation

Our business is developing and delivering superior storage technologies and methodologies enabling our customers to manage, control, protect and access their information and data with ease.  Our core business is providing a cost effective on-line data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets through our DigiBAK service (previously called “Pharaoh Business Fortress Storage Center”).  This on-line data protection solution helps organizations properly manage and protect their entire network from one centralized location.

Our emerging business product announced in December, 2009, is called DigiLIBE.  DigiLIBE is a game-changing product that addresses the root cause of companies’ information problems of unmanaged growth, lack of information governance and lack of ability to utilize and leverage stored data.  We designed the DigiLIBE product from our experience in the storage and archiving business because we know that:

•

Organizations want to be able to govern their information;

•

People want to be able to access their information;

•

People and organizations want to be able to leverage the content of the information stored in the company, even if it is archived;

•

People and organizations want to be able to put disparate pieces of content together in a context that can be used to advantage; and

•

People and organizations want to be able to do this simply and inexpensively.

DigiLIBE was designed from the bottom up and from a human user perspective to achieve those objectives

Our DigiBAK solution can backup and restore emails and data on every machine in a network, including desktops, laptops, file and print servers.  We provide storage through a “utility based computing” philosophy, where customers pay for the gigabytes of data they store in DigiBAK Vault facility.  Our “digitiliti” Data Storage Center utilizes the following technologies:

•

XO Communications Level 5 RAID System Data Center;

•

High performance fiber channel and iSCSI RAID Systems or Arrays (“RAID Systems”);

•

Foundry Networks Fast Iron Gigabit Ethernet Switches;

•

Qlogic fiber channel switches and iSCSI adapters;

•

Dell Power Edge servers;

•

N+1 Grid Architecture for backup;

•

Diesel powered generators to protect against power outages;

•

Unlimited bandwidth to grow;

•

Exanet Global Files System and IBM DS4100 RAID Systems.

Through our DigiBAK service, we combine powerful, agent-less backup software with our highly protected facility, to deliver to our customers an efficient and effective online-offsite data backup and restore solution.  Our facilities enable us to provide offsite disaster recovery emphasizing intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings.  Our DigiBAK Vault is located in the base of the former Minneapolis Federal Reserve Bank.  It is a one of a kind facility providing web based on-demand backup/restore service with all the benefits of direct fiber access to a “Level 5” data center. The Vault has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking.  It also has battery generator back up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network.  Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense.

The DigiBAK Vault houses all of the hardware and software needed for our DigiBAK solution.  At the customer site, DigiBAK administrator software is loaded on as many or as few workstations as desired and requires a valid logon code, ensuring no unauthorized access.  At the customer site, the administrator software console acts as the interface with the DigiBAK Vault service and enables the configuration of all backups and restores.  The DigiBAK backup software is totally agent-less, requiring no additional software to be installed on any machines.  From the customer administration console, the customer sets retention policies, schedules automatic backups and initiates restores. The customer decides what files to backup: emails, Windows, Linux, Mac, Lotus, AS400 or many more.  Customers typically start backing up one system and then add more systems to their backup sets as they continue to see how easily our DigiBAK solution works.

For large data volumes, the initial data backup may be downloaded to a portable disk unit at the customer site.  When the full backup of data is complete, the disks are transported to the Data Storage Center where the data is loaded onto the equipment in the Data Storage Center.  From then on, all data is backed up in incremental changes over the Internet.  All data is encrypted before it leaves the customer site and when stored offsite.  The encryption key is known only to the customer.  The data can be unencrypted only by the customer, who would do so upon the need of a restore.  If a customer loses their local data, they simply enter the commands to restore it via the administration console and data flows from the Data Storage Center back to the customer site.  If the customer loses all data, DigiBAK can restore the latest data to a location of the customer’s choosing using a portable disk unit.  In addition to being encrypted, the data is also highly compressed, making it safe and impenetrable from viruses and optimizing customers’ storage costs per gigabyte.

We contract with XO Communications for our DigiBAK Vault space and communication lines. XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 80 metropolitan markets across the United States.  This relationship helps control capital expenditures yet maintains flexibility to set up a new data center in any one of 80 geographically dispersed locations throughout the world, thereby reducing any geographic concerns.

We utilize both direct in-house sales and sales through business partners such as VAR’s (Value Added Remarketers) and third party integrators.  Our resellers have extensive data storage knowledge and expertise and an established customer base.  Our sales plan targets reseller, OEM and channel partnerships regionally and nationally that possess utility-oriented sales systems.  We and our partners target vertical markets specifically in the Small Business Market (SMB) and the Small and Intermediate size Enterprises of 100 – 500 employees with an average of four sites and five – 20 TB of information to archive.

As a result of our sales and marketing efforts of our existing product, DigiBAK, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; to 731 in 2008; 789 in 2009. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007; to $3,075,308 in 2008 and $3,192,463 in 2009. Despite the significantly improved revenue from sales, we continue to struggle with profitability because of new product development, legacy issues of past due accounts payable, and potential convertible debt repayment requirements.  Through most of 2009, we struggled to clean up those legacy issues, offered incentive for convertible debt holders to convert to equity and worked diligently to complete the new product development.  As we enter into 2010, we have resolved most all the legacy issues and completed the new product development of our DigiLIBE product.  While we still need to raise cash in 2010 to fund the launch of our new product, we are in a much better position than we were a year ago.

In 2008, we began to pursue a strategy of developing new archiving software to provide more functionality to customers using our current DigiBAK service.  Through 2009, we worked extremely hard to complete the development of this product, called DigiLIBE, a virtual corporate library, and announced that product in December, 2009.   To raise capital, we determined that our future was in the new product and that it would be in our interests to sell the legacy DigiBAK business.  We signed a Letter of Intent (“LOI”) to pursue this sale with a buyer, after considering a number of alternative interested parties.  From the LOI, we worked for three months to close on an Asset Purchase Agreement.  We could not agree to acceptable terms mutually decided to end the negotiation.  Out of that effort, we considered pursuing another potential buyer or evaluating structural changes to take our Vault forward strategically.  There is synergism in both the current and the new business and it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging information life cycle management and control, client-based access to all stored information and active data archiving.  Implementing this strategy offers potentially much more shareholder value, but will require a strongly managed effort between short and long term needs and goals. To better control expenses during this time, we restructured our current DigiBAK business, outsourced technical support and cut resources.  In addition, we upgraded our Asigra software to a new version offering improved performance and features.  We have not completely eliminated the option of selling DigiBAK, but our short term approach to DigiBAK is one of “maintaining” that business and customer set and shifting resources to the new DigiLIBE product.

Our reasons for making a strategic shift from current DigiBAK business to our future new product are:

(i)

to solve a major industry and customer problem of managing their continually growing information volume and associated cost of storage and retrieval;

(ii)

to be able to access a larger share of opportunity in the information management storage business;

(iii)

to offer significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and

(iv)

to decide strategically how to apply capital and resources between our current and future business.

In the development of our new DigiLIBE product, we implemented a rigorous product development approach, established a concrete architectural framework and a very specific product development plan, with key development milestones and with automated test and integration system.  We restructured the product development team, and invested heavily in customer, reseller and industry expert demonstrations to gain feedback on the product and to identify critical features and functions needed for Release 1 of this product and beyond.  We established three key milestones in our development plan, the first being a May 15, 2009, date to have the “reference platform” completed.  This means that the basic technology underpinnings and performance capabilities of DigiLIBE are operational and meeting requirements.  This “reference platform” is the core intellectual property, we have and will further introduce to the market and validated the feasibility of our approach.  The second milestone was June 15, 2009.  In this milestone, we began to integrate end user and back-office function.  The third milestone was July 15, 2009, which constitutes Release 1 “Function-freeze.” We have successfully completed each milestone and entered customer Beta Testing in 3Q, 2009.  In the 4th quarter we integrated graphics with common look and feel and additional administrator reporting capabilities.   DigiLIBE has received excellent feedback on the capability, performance and function our new product delivers since its December, 2009, initial release. Our sales and prospecting efforts have also reaffirmed the potential of selling DigiBAK services as part of a DigiLIBE sale.

Through confidential disclosures and demonstrations, and from industry analysts, we have determined that our new product is positioned to change the current information management and storage approach and achieve significant market opportunity.   This is because we will offer a solution addressing the root cause of an industry-wide problem of data proliferation, volume growth, limited-to-no policy-level information control and all of the associated cost and management problems that are a result – and we can solve these problems with significantly better cost performance and simplicity.  Our new product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace.  This product offers a breakthrough approach to how companies store, archive and utilize information for competitive advantage. It will finally enable customers to control the information they create and access that information to gain business intelligence.  DigiLIBE is disruptive technology in that it differs from the existing industry solutions in its completely integrated and simplified approach in one solution (versus linking point solutions together), and in the price point to implement and manage.  Further, we believe there are no competitors that currently offer the breadth and depth of this approach.

There are four key claims filed for patent in our initial patent application filing of January, 2009.  These include: (1) file creation, metadata attributions and storage; (2) Persistent access to files; (3) File Policies (data governance), and (4) Global de-duplication.  The heart of the architecture is its client, or human approach.  This client-centric approach is unique in the industry and provides differentiated capability to capture critical information and apply policies at the time of creation.   Most other approaches capture metadata and apply policies at the time of storage, missing critical creation information.  In addition, it enables “Global de-duplication” or system-wide de-duplication, versus point in time de-duplication.  Most importantly, what DigiLIBE does is to take unstructured documents and emails and creates a common information object that can then be accessed and analyzed to leverage information and gain intelligence from all the information employees create daily, store, and archive for years.  DigiLIBE organizes CONTENT and puts information in CONTEXT.

Similar to our current DigiBAK business, our channel strategy for DigiLIBE is to use resellers.  Unlike our current DigiBAK product, our reseller approach is to target regional and national resellers who have technical support and infrastructure to deploy the product into the small and intermediate size enterprises of 50 to 500 employees or workstations.  Our strategy is to develop these channels and, because of their broader market presence, be able to achieve market penetration more rapidly.  Our targeted markets are regulated industries with a vertical segment focus on Financial, Legal, Health Care and government (state, local).  We price DigiLIBE as a one-time fee for hardware, software and a per-client (user or workstation) fee, plus annual maintenance.  Further, there is an on-going fee for the archival part of the product which is based on the amount of data customers archive.  For resellers, the incentive is that they can grow their business by selling the product, plus they get a monthly annuity from the cost of data archiving.

We have begun to re-staff and prepare for growth by hiring marketing, sales, and technical customer support personnel. The company has been organized into four major areas of focus.

(1) An operational arm to manage and focus on the current DigiBAK operations, including customer support and satisfaction, continuous operational improvements and on sales support and growth, both with business partners and direct customers.  In addition, the operations organization will build and manage internal IT infrastructure in support of DigiLIBE.

(2) A new product development team to focus on launching Release 1 of DigiLIBE, determining features and function for Release 2 and strengthening the development and QA release system and process.

(3) A sales and marketing team to implement the marketing strategy, sales plan and technical customer support process  for DigiLIBE, including marketing deliverables, target markets, competitive intercept strategies, reseller development, and support system.

(4) A financial and administrative team to focus on business results, expense management, business controls, investor and outside communications, and Human Resources.

In order to fund the new product launch, we have been aggressively reducing overall operating costs to increase profitability of our DigiBAK operations.  Since 2008, we have reduced our annual salaries and wages by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold.  As previously stated, we implemented additional restructuring of our DigiBAK operations to increase profitability, improve cash flow and reduce cash burn rate. Through these actions, we reduced our cash burn rate per month by approximately $100,000 in 2009.  From 2008 to 2009, we reduced our operating expenses by 47%. We continue to raise additional capital (April and November, 2009 offering, see below) to assure we have the financial resources to achieve our strategy, albeit that we are balancing our desire to aggressively launch our new product with the reality of available capital. We have agreed to a payment plan with our primary Vault software provider, Asigra.  This payment plan addresses the approximately $550,000 past due licenses from 2008 as well as those licenses due in 2009 and first three quarters of 2010 of approximately $300,000.  The payment plan addresses all of these costs, allocated in a monthly payment plan which completes in March, 2010. We completed the Data Sales lease in November, 2009, and negotiated a $480,000 liability to Exanet down to $80,000, which was paid off in December 2009.  The results of these actions should enable us to achieve break-even cash flow in 2010 as we accelerate new product sales.  We held our first annual shareholder meeting on October 15, 2009.

Continuing operations have been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007, and our $750,000 secured convertible note offerings of April 2009 and our $1,000,000 equity raise initiated in October, 2009 (partly completed in November, 2009, and increased to $1,500,000, substantially all of which has been completed post-December 31, 2009 [$1,402,879 at April 13, 2010]). Prior to implementation of the Modification Proposal (discussed below), the March 2007 12% convertible notes reflected a $0.50 per share conversion rate upon expiration of an 18 month maturity date, currently resulting in principal and accrued interest due of $723,834 estimated  as of December 31, 2009. In addition, for every dollar invested, these convertible notes allowed each investor to receive one-half warrant to acquire one-half of a share of our common stock with a five year term at $1.50 per share and $2.25 per share, respectively. No warrant could have been exercised during the first six months and one day following issuance, unless there was an effective registration statement covering the underlying common stock that has been filed covering the shares underlying these warrants with the Securities and Exchange Commission.  The April 2009 convertible note offering terms were 12% convertible notes for 24 months, secured against the Data Store Center Vault, converting to $0.35 per share, and warrant coverage at $0.50 per share.  We completed the first secured $750,000 offering in October, 2009.  That equity round of financing was a straight $0.20 per common share capital raise.  We also raised an additional $545,000 at November, 2009, of our equity offering of $1,000,000 that was approved at $0.20 per share in subsequently completed and increased to a $1,500,000 equity offering at the same per share price.

In late 2008 and early 2009, we directly contacted our 12% convertible note holders to seek to restructure this debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”).  On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved a reduction in the $1.50 and $2.25 exercise prices of the convertible note holders warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share; the resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes.  $35,000 in convertible notes had already been converted at the time of these resolutions; accordingly, we were obligated to issue a total of 109,000 shares of our common stock for division among these holders. The table below present’s information about our 12% convertible notes still outstanding following the conversions and extensions of convertible notes under our Modification Proposal. Also, see Note 10 to our consolidated financial statements above. With the progress we have made and the emergence of our new product DigiLIBE, we have been able to maintain most note holder’s interest in our potential. We continue to work with convertible note holders who have not converted or extended to work out mutually agreeable solutions to avoid cash drain as we launch our new product. The following table reflects as of December 31, 2009, the aggregate principal, accrued interest the combined totals associated with our $5,500,000 convertible note raise that came due during the 4th quarter of 2009, and subsequent quarterly periods.

Outstanding Convertible Note Table at December 31, 2009

Principal &
Principal	Acc. Interest	Accrued	Quarter when
Balance of	on	Interest on	Conv. Notes
Conv. Notes	Conv. Notes	Conv. Notes	Outstanding
Outstanding	Outstanding	Outstanding	come due
$ 572,800	$ 151,034	$ 723,834	12/31/2009
$ 190,000	$ 53,720	$ 243,720	3/31/2010
$ 55,000	$ 17,752	$ 72,752	6/30/2010
$ 560,000	$ 161,513	$ 721,513	9/30/2010
$ 295,000	$ 78,328	$ 373,328	12/31/2010
$ 490,000	$ 107,947	$ 597,947	3/31/2011
$ 387,500	$ 75,536	$ 463,036	6/30/2011
$ 272,000	$ 47,464	$ 319,464	9/30/2011

$ 2,822,300	$ 693,294	$ 3,515,594

Liquidity and Capital Resources

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash.  In the long term, we may need to continue expanding our capacity of the Data Storage Center by investing in property and equipment and software licenses.

We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $3,417,761 at December 31, 2009. We had cash of $141,806 as of December 31, 2009, compared to having cash of $36,317 at December 31, 2008.

We generated $31,736 of net cash from operating activities for the year ended December 31, 2009, compared to using $1,235,073 for the year ended December 31, 2008. Cash used in operating activities during the year ended December 31, 2009, funded a net loss of $4,938,083. This net loss was offset by non-cash charges of $1,225,194 for amortization and depreciation, $118,362 associated with stock options expense, $1,939,947 related to amortization of the discount on our convertible debt and deferred financing costs, $87,656 gain on settlement of debt, $81,787 bad debts expense, $62,029 for shares issued for interest, $124,323 for common stock issued for services, $200,304 additional beneficial conversion feature on converted notes, $389,818 warrants expense and $1,055,976 in the cumulative increase in accounts payable and accrued expenses. Cash used in operating activities during the year ended December 31, 2008, funded a net loss of $7,332,846. This net loss was offset by non-cash charges of $1,053,159 for amortization and depreciation, $1,217,738 associated with stock options expense, $1,420,020 related to amortization of the discount on our convertible debt and deferred financing costs, $780,686 common stock for services and purchase of R&D, and ($354,961) associated with an increase in accounts receivable and $816,324 associated with an increase in accrued expenses.

Net cash flows used by investing activities was $45,702 for the year ended December 31, 2009, compared to net cash flows used in investing activities of $559,635 for the year ended December 31, 2008. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.

Net cash flow provided by financing activities were $118,735 for the year ended December 31, 2009, compared to net cash provided by financing activities of $1,589,692 for the year ended December 31, 2008. During 2009, cash provided by financing activities is primarily due to proceeds of $683,500 received from the issuance of secured convertible debt, offset by $66,500 related financing costs and $501,500 funds received from issuance of our common stock, offset by $43,500 in related issuance costs.  We used these proceeds to make $442,723 in capital lease payments and $647,042 of payments on notes payable. During 2008, cash provided by financing activities is primarily due to proceeds of $2,545,400 received from the issuance of convertible debt, offset by $679,140 payments on capital leases.

After implementation of our Modification Proposal referenced above respecting our outstanding convertible notes, the following table reflects as of March 31, 2010, the aggregate principal, accrued interest the combined totals associated with our $5,500,000 12% convertible note offering funding that comes due during the 1st quarter of 2010 and subsequent quarterly periods.

Principal &
Principal	Acc. Interest	Accrued	Quarter when
Balance of	on	Interest on	Conv. Notes
Conv. Notes	Conv. Notes	Conv. Notes	Outstanding
Outstanding	Outstanding	Outstanding	come due
$ 747,800	$ 227,922	$ 975,722	3/31/2010
$ 55,000	$ 19,402	$ 74,402	6/30/2010
$ 560,000	$ 178,313	$ 738,313	9/30/2010
$ 295,000	$ 86,578	$ 381,578	12/31/2010
$ 490,000	$ 122,647	$ 612,647	3/31/2011
$ 387,500	$ 87,161	$ 474,661	6/30/2011
$ 272,000	$ 55,624	$ 327,624	9/30/2011
$ 2,807,300	$ 777,647	$ 3,585,397

An aggregate of $723,834 of these 12% convertible notes was due at December 31, 2009; and an aggregate of $975,722 of these 12% convertible notes was due at March 31, 2010 (this amount includes the sum due at December 31, 2008). Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations.

Results of Operations

For the 12 month periods ended December 31, 2009 and 2008

Our sales for 2009 increased 4% to $3,192,463 compared to $3,075,308 in 2008, reflecting a $117,155 increase in annual revenue.  This revenue increase is consistent with the net new 58 customers we added to our DigiBAK service during 2009, for a total of 789 customers as of December 31, 2009 compared to 731 customers as of December 31, 2008.   During 2009, we experienced considerable competitive and economic pressure on our pricing due to an ever-expanding range of viable alternative storage platforms and services offered throughout the industry and the weak economy. Concurrent with the pricing pressure, we took action to restructure our resources, strengthened our VAR relationships, repositioned our offering and refined other aspects of the DigiBAK business to sustain our margins.  Customers remain highly satisfied with the service and simplicity of our DigiBAK offering, attributes of which are competitive differentiators and sought after by new customers.

Gross margin for 2009 was $1,069,830 compared to $1,028,027 in 2008, reflecting a sustained 33% gross margin for both years. This predictable gross margin reflects the inherent benefits of our business model that relies on the organic growth of our customer’s data, yet does not require a proportionate expenditure in capital costs. We manage our Data Storage Center to plan for growth and capacity and can efficiently manage and support this data growth without requiring significant capital cost in the short term.  We do, however, plan to refresh our hardware technology on a three to four year cycle, which will be coming up in 2010.

Research and development expenses during 2009 were $830,247 compared to $1,731,766 in 2008. The 2008 costs reflect the purchase of the StorageSwitch software.  It also reflects some difficulty in managing outsourced DigiLIBE software development to a third party development firm in India.  In 2009, we reorganized the development effort, redefined the DigiLIBE architecture and release plan, brought the software development in-house with a combination of internal and targeted skilled contractors and streamlined the development process, yielding a much more efficient and effective approach.  This internal development approach provided greater focus and oversight over design architecture and cost control, reflected in the significant decrease in overall R&D expenditures and our successful development and first quarter 2010 roll-out of our DigiLIBE product.

Consistent with our need to maintain greater focus and oversight of our expenditures, our selling and marketing  expenses decreased by $445,498 from $782,546 in 2008 to $337,048 in 2009.  This improvement in expenditures reflects the restructuring of our DigiBAK selling and marketing effort and a scaled back marketing effort on DigiLIBE for the first three quarters of the year while we were still in heavy product development on the product.

General and administrative expenses decreased by $1,480,095 to $1,989,177 in 2009 compared to $3,469,272 incurred during 2008. The decrease is attributable to our conscious efforts to slash costs and streamline administration. The business restructuring in 2009 resulted in target efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus between the CEO and CFO on expenditures.

Interest expense for 2009 increased by $696,012 to $2,939,097, compared to $2,243,085 incurred in 2008.  The increase is primarily interest expense from the required recognition of the beneficial conversion feature and the unamortized warrant costs associated with the large portion of the $5,500,000 12% convertible note debt that was converted to equity during 2009.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during 2009 and 2008.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGITILITI, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

C O N T E N T S

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

32

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

33

Consolidated Statements of Operations

34

Consolidated Statements of Stockholders’ Deficit

35

Consolidated Statements of Cash Flows

36

Notes to Consolidated Financial Statements

38 - 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Digitiliti, Inc.

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Digitiliti, Inc. as of December 31, 2009 and 2008 and the related consolidated statement of operations, cash flows and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digitiliti, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 15, 2010

DIGITILITI, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2009	2008
CURRENT ASSETS
Cash	$141,086	$36,317
Accounts receivable, net	484,203	549,127
Other current assets	220,304	201,488
Total current assets	845,593	786,932

Property and equipment, net	444,675	1,105,113
Software license, net	713,199	1,302,158
Deferred financing costs	113,334	202,484
Other assets	7,322	6,322

Total assets	$2,124,123	$3,403,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable – trade	$287,751	$234,957
Accounts payable – related parties	7,861	104,869
Accrued expenses	1,222,143	1,145,215
Due to related parties	148,638	87,622
Notes payable	286,831	875,365
Notes payable – related parties	231,540	231,540
Convertible debt – related parties	500,000	258,725
Current maturities of convertible debt	1,532,771	2,435,466
Current maturities of capital lease obligations	45,819	439,318
Total current liabilities	4,263,354	5,813,077

Convertible debt, non-current	1,646,502	1,758,252
Capital lease obligations, non-current	24,043	65,037
Deferred rent	11,552	18,130
Other liabilities	3,607	3,607
Total liabilities	5,949,058	7,658,103

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 38,808,736 and 26,665,020 shares issued and outstanding	38,809	26,665
Additional paid-in capital	15,448,392	10,092,294
Accumulated deficit	(19,312,136)	(14,374,053)
Total stockholders’ deficit	(3,824,935)	(4,255,094)

Total liabilities and stockholders’ deficit	$2,124,123	$3,403,009

See notes to consolidated financial statements

.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Revenues	$3,192,463	$3,075,308
Cost of revenues	2,122,633	2,047,281

Gross profit	1,069,830	1,028,027

Operating expenses:
Selling and marketing	337,048	782,546
General and administrative	1,989,177	3,469,272
Research and development	830,247	1,731,766
Total operating expenses	3,156,472	5,983,584

Loss from operations	(2,086,642)	(4,955,557)

(Gain) loss on settlement of debt	(87,656)	124,204
Interest expense	2,939,097	2,243,085
Net loss	$(4,938,083)	$(7,322,846)

Net loss per common share – basic and diluted	$(0.14)	$(0.29)

Weighted-average shares outstanding – basic and diluted	34,572,856	25,613,237

See notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2007	25,081,444	$25,081	$6,206,496	$(7,051,207)	$(819,630)

Stock issued for convertible debt	869,562	870	260,790	-	261,660
Stock issued for settlement of debt	108,004	108	161,898	-	162,006
Stock issued for services	219,760	220	405,466	-	405,686
Stock issued for R&D project	250,000	250	374,750	-	375,000
Cashless exercise of warrants	136,250	136	(136)	-	-
Discount on convertible debt relating to warrants	-	-	1,288,767	-	1,288,767
Additional beneficial conversion feature on converted debts	-	-	85,812	-	85,812
Warrants expense	-	-	90,713	-	90,713
Employee stock option expense	-	-	1,217,738	-	1,217,738
Net loss	-	-	-	(7,322,846)	(7,322,846)

BALANCE, DECEMBER 31, 2008	26,665,020	26,665	10,092,294	(14,374,053)	(4,255,094)

Stock issued for convertible debt	7,656,606	7,657	2,695,928	-	2,703,585
Stock issued for cash	2,725,000	2,725	498,775	-	501,500
Stock issued for services	656,249	656	123,667	-	124,323
Stock issued as payment of payables	1,105,861	1,106	245,316	-	246,422
Beneficial conversion feature on converted notes	-	-	977,029	-	977,029
Warrants expense	-	-	389,818	-	389,818
Discount on convertible debt relating to warrants	-	-	123,618	-	123,618
Warrants issued as settlement of liabilities	-	-	109,161	-	109,161
Warrants issued for debt financing costs	-	-	74,424	-	74,424
Employee stock option expense	-	-	118,362	-	118,362
Net loss	-	-	-	(4,938,083)	(4,938,083)
Balance, December 31, 2009	38,808,736	$38,809	$15,448,392	$(19,312,136)	$(3,824,935)

See notes to consolidated financial statements.

DIGITILITI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(4,938,083)	$(7,322,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	714,370	753,803
Amortization of software licenses	510,824	299,356
Amortization of deferred financing costs	230,074	295,472
Amortization of discount on convertible debt	1,709,873	1,124,548
(Gain) loss on settlement of debt	(87,656)	124,204
Bad debt expense	81,787	98,376
Shares issued for interest expense	62,029	-
Common stock issued for services	124,323	405,686
Common stock issued for R&D project	-	375,000
Employee stock option expense	118,362	1,217,738
Additional beneficial conversion feature on converted debt	200,304	85,812
Warrants expense	389,818	74,423
Changes in operating assets and liabilities:
Accounts receivable	(16,863)	(354,961)
Other current assets	(18,816)	(105,961)
Other assets	(1,000)	(5,172)
Accounts payable - trade	355,382	777,672
Accounts payable – related parties	(97,008)	104,869
Accrued expenses	700,594	816,324
Deferred rent	(6,578)	584
Net cash provided by (used in) operating activities	31,736	(1,235,073)

INVESTING ACTIVITIES
Purchases of property and equipment	(45,702)	(112,110)
Purchases of software licenses	-	(447,525)
Net cash used in investing activities	(45,702)	(559,635)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt, net of financing costs	683,500	2,545,400
Payments on convertible debt	(100,000)	-
Payments on capital lease obligations	(442,723)	(679,140)
Payments on notes payable	(647,042)	(210,909)
Proceeds from notes payable – related parties	75,000	175,000
Payments on notes payable – related parties	-	(260,000)
Proceeds from due to related parties	70,500	20,341
Payments on due to related parties	(22,000)	(1,000)
Proceeds from sale of common stock	501,500
Net cash provided by financing activities	118,735	1,589,692

NET INCREASE (DECREASE) IN CASH	104,769	(205,016)

CASH
Beginning of year	36,317	241,333

End of year	$141,086	$36,317

Cash paid for interest	$54,736	$103,382
Cash paid for income tax	-	-

Non-Cash Financing and Investing Activities:

Conversion of debt and accrued interest to equity	$2,641,556	$ 261,660
Addition to property and equipment and maintenance fees paid through issuance of note	406,613	-
Accrued interest converted to debt principal	99,411	-
Warrants issued for debt financing costs	74,424	-
Equipment acquired under capital lease, including issuance of warrants for capital lease	8,230	314,464
Discount due to warrants granted with convertible notes	123,618	1,288,767
Cashless exercise of warrants	-	136
Issuance of common stock through accrued expense	-	37,802

See notes to consolidated financial statements.

DIGITILITI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Significant Accounting Policies

The Company and Nature of Operations

Digitiliti, Inc. (the Company or Digitiliti) provides data protection solutions to the small to medium businesses and markets in the United States.

Principles of Consolidation

The consolidated financial statements included the accounts of Digitiliti, a Delaware corporation and its wholly owned subsidiary, Cyclone Acquisition Corp., a Minnesota corporation. All significant intercompany balances and transactions were eliminated.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the aging, historical experience and management’s judgment of the individual accounts receivable.  Accounts receivable are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection.  Accounts receivable is presented net of the allowance for doubtful accounts of $162,263 and $100,366 at December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.  Computer equipment and furniture and fixtures are depreciated over three to five years.  Maintenance and repairs are charged to operations when incurred.

Software Licenses

Certain software is licensed from two vendors to facilitate the secure online data storage solution. The licenses are nonexclusive. Upon full payment, the licenses are owned outright by the Company and are amortized over five years.

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

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At December 31, 2009 and 2008, deferred financing costs incurred totaled $715,929 and $575,005, respectively. Accumulated amortization was $602,595 and $372,521, respectively.

Fair Value of Financial Instruments

The carrying value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, short-term borrowings and capital lease obligations approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Income Taxes

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

The Company also follows the guidance related to accounting for income tax uncertainties.  In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  No liability for unrecognized tax benefits was recorded as of December 31, 2009 and 2008.

It is the Company’s practice to recognize penalties and/or interest related to income tax matters in interest and penalties expense.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is not currently under examination by any taxing jurisdiction.

Revenue Recognition

Substantially all of the Company’s revenues are derived from monthly fees for storages services pursuant to each customer’s service agreement. Service agreements with customers are typically 36-months and allow for termination upon 30 days written notice. The monthly fee is based on the volume data storage utilized. Revenues are recognized in the month the services are provided. The Company’s product offering does not include hardware and bundled arrangements are currently not offered. To the extent that future revenues are derived from such offerings, those revenues will be accounted for pursuant to the guidance on revenue recognition covering multiple element arrangements.

Revenues from monthly fees are recognized based on the Company’s determination that the criteria provided in the guidance on revenue recognition have been met. These criteria include that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured. The Company determines that these criteria have been met by entering into written service agreements with its customers that specifically state the fees for set-up and monthly services. Set-up fees are invoiced after the actual set-up has been performed. Monthly fees are invoiced based on the actual amount of data stored on the Company’s secure vault system during a particular month. Collectability of revenues has not been an issue as of December 31, 2009 and 2008. If the monthly service fees were not paid, the monthly service would be discontinued.

Research and Development Costs

Research and development costs are expensed as incurred. The Company expensed third party development costs totaling $830,247 and $1,731,766 in 2009 and 2008, respectively.

Share-Based Payment

The Company accounts for share-based awards issued to employees and non-employees in accordance with the guidance on share-based payments.  Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting is over a 3-year period).  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted net loss per share is computed based on the weighted-average number of common shares outstanding increased by dilutive common stock equivalents.  For the years ended December 31, 2009 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted earnings per common share.

Reclassifications

Certain 2008 amounts have been reclassified to conform to 2009 presentation.

New Accounting Pronouncements

In September 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, in the United States of America. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and the Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have an impact on the Company’s financial condition or results of operations, but does impact the Company’s financial reporting process by eliminating all references to pre-codification standards.

In January 1, 2009, the Company adopted new accounting guidance which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner reflecting their nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The adoption of this standard did not have a material impact on the financial statements

Effective January 1, 2009, the Company adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to the entity’s own stock.  Overall, it specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The guidance provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the scope exception mentioned above.  It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation.   The adoption of the guidance did not have a material impact on the financial statements.

On January 1, 2009, we adopted new accounting guidance on fair value measurements. This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.  The adoption of the guidance did not have a material impact on the financial statements.

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company does not expect these disclosures to have a material impact on the financial statements.

In October 2009, the FASB issued amendments to the guidance on software revenue recognition altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware’s functionality. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting the new authoritative guidance.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $4,938,083 and $7,322,846 for the years ended December 31, 2009 and 2008, respectively. In addition, the Company has an accumulated deficit of $19,312,136 and a working capital deficit of $3,417,761 as of December 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. In response to these conditions, the Company may raise additional capital through the sale of equity securities, through an offering of debt securities or through borrowings from financial institutions or individuals. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The software was not technologically feasible on the date of the acquisition. As a result, this transaction was accounted for as purchased research and development costs and was expensed as research and development expense.

In conjunction with the execution of the TPA, Digitiliti and StorageSwitch also signed the following agreements; (1) a Non-Compete Agreement, (2) a Non-Disclosure Agreement, (3) a Statement of Work Agreement and (4) a Consulting Services Agreement. Under the Consulting Service Agreement, up through August 1, 2008 we made the following payments to 2 principals of StorageSwitch: (1) semi-monthly cash payments of $12,500 (totaling $25,000 per month) and (2) the issuance of 24,960 shares of Digitiliti common stock.

4.

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2008

Computer equipment	$2,605,845	$2,551,913
Furniture and fixtures	14,511	14,511
Total cost	2,620,356	2,566,424
Less accumulated depreciation	(2,175,681)	(1,461,311)

Property and Equipment	$444,675	$1,105,113

Depreciation expense totaled $714,370 and $753,803 in 2009 and 2008, respectively.

5.

Software Licenses

Software licenses consisted of the following:

	December 31,
	2009	2008

Software licenses	$1,533,850	$1,834,625
Less accumulated amortization	(820,651)	(532,467)

Software Licenses	$713,199	$1,302,158

Amortization expense totaled $510,824 and $299,356 in 2009 and 2008, respectively.

6.

Related Parties Transactions

At December 31, 2009 and 2008, balances due to the related parties consisted of the following:

2009

2008

---------------

----------------

Note payable to a stockholder, bearing interest at 2% above

prime rate, per annum, due on demand, unsecured

$        73,443

$       66,481

Note payable to a stockholder, bearing interest at 15%

per annum, payable monthly up to March 1, 2010

53,475                                             -

Note payable to an officer, bearing interest at 12.25%

per annum, due on demand, unsecured

14,120

14,414

Note payable to an officer, bearing interest at 12.25%

per annum, due on demand, unsecured

7,600

6,727

------ ---------

-------- --------

Total due to related parties

$        148,638

$        87,622

====== ===

=== ======

Interest expense on these payable was $12,516 and $16,912 for 2009 and 2008, respectively.

Management and Founders Agreements:

Jonathan S. Miner and Pamela J. Miner

Effective December 5, 2008, we issued a convertible note to Jonathan S. Miner and Pamela J. Miner, for their advance to us of the sum of $175,000 and their agreement to advance up to an additional $75,000 (which additional sum has been advanced to us), all to be utilized in the development of the DigiLIBE software storage product.  In conjunction with the execution of this convertible note, the Company executed a Security Agreement providing the Miners a collateral interest and security lien in the Company’s DigiBak vault equipment and DigiLibe software code that collateralized all other indebtedness owed to the Miners by the Company including Company debt guaranteed by the Miners (reflecting an aggregate of approximately $804,000). Also see Note 9.

Dan Herbeck

 Our interim CEO, Dan Herbeck, who resigned in February 2009, provided consulting services to us during 2008 through his company, Continental Technologies Solutions, LLC (“Continental”). At the time of his resignation, the severance arrangement recognized unpaid invoices owed to Continental of $105,344, payable at a discretionary rate of $4,000 per month commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 “cashless” five year warrants to purchase 100,000 shares of our common stock at $0.35 per share.  On November 4, 2009, we entered into a Settlement Agreement with Dan Herbeck, acting through his company, Continental, that satisfied the outstanding balance owed of $120,172 (reflecting additional accrued interest from the date of his resignation) in return for the issuance of 600,861shares of Digitiliti common stock. There was no gain or loss recognized on this transaction.

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

At the time, Mark Savage, our former President and a former director, was the President and a principal stockholder of M2. While M2 was engaged, they assisted in raising $3,504,010 of capital from the sale of our common stock and received $350,401 in fees for these services. In addition, M2 assisted in raising $2,035,950 in 12% convertible notes and received fees totaling $203,595.

On or about March 23, 2009, we agreed to pay a 10% introduction fee to M2 under their current Letter Agreement with us that had been extended into May, 2009, on any funds raised by us in a planned $1,500,000 financing through the sale of secured and unsecured convertible notes.

In April 2009, we initiated a $750,000 raise through the issuance of 12% convertible notes that were secured by a third position security lien in our DigiBAK vault system and equipment. This offering also included the issuance of an equal number of warrants. See Note 10 for further details.  We completed this offering in October 2009. In conjunction with the offering, M2 received $66,500 reflecting the 10% introduction fee and were issued 5 year warrants totaling 375,000 with an exercise price of $0.30.   The introduction fee and the fair value of the warrants amounting to $74,424 were charged to deferred financing costs.

Upon the closing of this convertible note offering in October 2009, we initiated an equity offering in November 2009 of our common stock that comprised “restricted securities” as that term is defined in Rule 144 of the Securities and Exchange Commission at a price of $0.20 per share, for total aggregate proceeds up through December 31, 2009, of $545,000 to certain “accredited investors” as that term is also defined in Rule 501.  As of April 13, 2010, we have received additional proceeds from this equity raise of $857,879 combining for total proceeds received from this equity raise of $1,402,879. In conjunction with specific monies raised by M2 Capital that were associated with this equity offering, M2 received a 10% introduction fee of $43,500 through December 31, 2009 and additional 10% introduction fees of $49,500 up through April 13, 2010, 2010. The related fees were charged to additional paid in capital as stock issuance costs.

In total, M2 partners earned total fees of  approximately $110,000 and $295,000 for the years ended December 31, 2009 and 2008, respectively.

5X Partners, LLC.

In August 2007, we entered into a consulting arrangement with 5X Partners, LLC (“5X”). Under the agreement, 5X provided services such as senior leadership, business development, sales and marketing, product packaging, infrastructure scaling methods and other key areas of management, business assessment and strategies. Under the arrangement, which was amended several times, we agreed to pay 5X a fixed fee of $60,484 and monthly fees of $28,000, of which $8,000 would be deferred until reaching a financial funding goal. In addition, we agreed to issue 5X stock options to purchase 2,850,000 shares of our common stock at $0.385 per share, which vests over 24 months.

5X earned fees and received expense reimbursements of $146,295 for the year ended December 31, 2008.  These expenses were included in balances of general and administrative expenses in the consolidated statements of operations.

In October 2008, 5X principals resigned their executive positions with the Company, and on July 16, 2009, we agreed on a settlement agreement for amounts due under the consulting arrangement whereby we issued 505,000 shares and 360,000 5-year warrants with an exercise price of $0.25 as full payment of the outstanding balance of  $100,227.   In connection with the above arrangement, we recognized a loss on settlement of $108,187.

Other Management and Founder Transactions

In January 2006, we entered into two leases for computer equipment, one of which expired in 2007 and one of which expired in 2008. One of the leasing companies, Wenzel Data, Inc., is owned by Ronald G. Wenzel, a former officer and director of Storage and a current stockholder of ours, and Brad D. Wenzel, our Chairman of the Board of Directors until April 20, 2009. The lease payments are guaranteed by Messrs. Wenzel and Wenzel. The amount outstanding for the capital lease obligation to Messrs. Wenzel and Wenzel was fully paid in 2009. The related interest expense associated with these leases was $5,022 and $794 for the years ended December 31, 2008 and 2009, respectively.

7.

Notes Payable – Related Parties

We issued a $250,000 promissory note to a stockholder dated December 15, 2005.  The note mirrors a promissory note between the stockholder and his bank, which matured on December 15, 2009 and had an interest rate 0.5% above the bank’s index rate (6.00% at December 31, 2009 and 2008).  In December 2009, the note was renewed to December 31, 2010. The balance of the note was $231,540 at December 31, 2009 and 2008. Interest expense was $15,218 and $13,357 for 2009 and 2008, respectively.

8.

Notes Payable

In December 2007, we entered into a Software Purchase Agreement (SPA) with Exanet, Inc. The terms of the SPA reflect the financing of $485,000 of software over 36-months at 12% interest. Commencing on January 15, 2008, we are obligated to make minimum monthly interest only payments of $4,850 that increased to $20,000 effective October 15, 2008. The terms of the SPA include a possible $2,500 increase to the minimum monthly interest only payments predicated on performance goals. We have the right to prepay the outstanding balance without penalty throughout the term of the agreement.

On December 31, 2009, we entered into a settlement agreement with Exanet whereby debt balance amounting to $405,000 was discharged in exchange for the return of excess Exanet software license. At the same time, we paid Exanet the balance of $80,000 to reflect the purchase of active license in use at this time. As a result of the above, we recognized a gain on the settlement of debt of $222,840 which is the difference between the value of the discharged debt and the net book value of the software license returned to Exanet.

In June 2008, we negotiated a six-month payment plan with our primary software vendor – Asigra, Inc. Under the terms of the arrangement, we were granted extended payment terms in exchange for the revocation of 20% discount under net 30 payment terms. This payment plan reflected monthly payments based on a percentage of outstanding invoices owed for software licenses and maintenance, with any remaining outstanding balance payable in December 2008. In December 2008, this payment plan was extended for another 6 months with all outstanding debt payable in May 2009. As of December 31, 2008, outstanding balance under this payment plan is $390,365.

In July 2009, we executed a Payment and Security Agreement (the “Security Agreement”) that reflected an 8-month payment plan that would satisfy the existing balance owed along with the inclusion of amounts to be charged over this 8-month period. This Security Agreement provided Asigra a security lien in our DigiBAK vault system. On March 6th 2010, we made the final payment called for under this Security Agreement and now own all Asigra licenses outright.

9.

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

Pursuant to a security agreement with the stockholder, our DigiLIBE software and our DigiBAK vaults along with other intellectual properties serve as the collateral for the above guarantee, convertible debt and the related party note payable.

We analyzed these two convertible debt and the warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these debts.

We discounted the relative fair value of warrants attached to both debts and calculated the intrinsic value of the beneficial conversion feature of the debt. The resulting discount of $210,974 is being amortized over the life of the debts using the effective interest method. The discount was fully amortized in 2009.

A summary of the convertible debt – related parties as of December 31, 2009 is as follows:

Gross proceeds from the debts

$                  500,000

Less: discount on the warrants

 (120,844)

Less: beneficial conversion feature

(90,130)

Add: amortization of discount

210,974

  ------------------------

Carrying amount as of December 31, 2009

$                 500,000

 ==============

10.

Convertible Debt

A summary of the convertible debt as of December 31, 2009 and 2008 is as follows:

2009

2008

------------------------

------------------------

Gross proceeds from the debts

$                6,250,000

$              5,500,000

Less: discount on the warrants

  (2,239,749)

(2,116,131)

Less: principal converted to common stock

  (2,607,700)

(270,000)

Less: principal payments

  (100,000)

-

Add: accrued interest converted into debt

30,000

-

Add: Amortization of discount

1,468,132

 1,035,558

Add: unamortized discount on converted debt charged to interest

378,590

 44,291

  ------------------------

  ------------------------

Subtotal

$                3,179,273

$               4,193,718

Less: current maturities

  (1,532,771)

  (2,435,466)

  ------------------------

  ------------------------

Long-term portion of convertible debt

$                1,646,502

$               1,758,252

 ==============

 ==============

A summary of the contingent beneficial conversion feature as of December 31, 2009 and 2008 are as follows:

Contingent beneficial conersion feather (BCF) for the $5.5 million convertible debt, at measurement date	$1,810,424
Less: BCF charged to interest expense on converted debt	(64,764)
Unrecognized BCF at December 31, 2008	1,745,660
Add: Contingent BCF for the $750,000 convertible debt,
at measurement date	127,085
Less: BCF charged to interest expense on converted debt	(776,725)
Unrecognized BCF at December 31, 2009	$1,096,020

12% Convertible debt – $5.5 million Private Offering

In March 2007, we engaged M2 (see Note 6 – Related Parties Transactions) to raise up to $5.5 million from the sale of 12% convertible debt and warrants. This $5.5 million raise was closed in September 2008. Under the initial conversion terms, the debt was convertible into common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In addition, for each $1 invested, the investor receives one half warrant to acquire one half of a share of common stock with a five year term at $1.50 per share (the A warrants); and one half warrant to acquire one half share of common stock with a five year term at $2.25 per share (the B warrants) (see inducement discussion below). Each warrant cannot be exercised during the first 6-months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The warrants are callable at $0.01 per warrant, if the common stock of the Company trades for 20 consecutive days on its principal market above $2.25 for the first one half warrant and $3.00 for the second one half warrant, provided there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission.

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

We analyzed these convertible debt and the warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these debts.

The convertible debt was evaluated for a beneficial conversion feature, at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price and will be recognized once the contingency is resolved. (see further discussion below regarding induced conversion of debt below.)

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $2,116,131 and the unamortized balance at December 31, 2009 and 2008 was $295,580 and $1,036,282.

In November 2008, we initiated a request to all of these convertible debt holders to either extend their respective convertible debt for another 18 months or to convert their principal and accrued interest into common stock.

In exchange for extending their convertible debt for an additional 18 months, we agreed to reduce the exercise price of the associated warrants from $1.50 and $2.25 per share to $1.00 per share, respectively for the A and B warrants. In addition, we agreed to extend the term of both the A and B warrants from 5 years to 6 ½ years. However, the requirement of an effective registration was not removed in the case of extending the note.

In exchange for converting their convertible debt into common stock, we agreed to reduce the exercise price from $0.50 to $0.35 per share. We also agreed to reduce the exercise price of the associated warrants from the $1.50 and $2.25 per share to $1.00 per share, respectively for the A and B warrants. In addition, we agreed to extend the term of both the A and B warrants from 5 years to 6 ½ years. Furthermore, the requirement of an effective registration was removed to allow conversion, which removed the contingency associated with the beneficial conversion feature. As a result, the measured value associated with the converted debt was recognized as interest expense.

We evaluated the extension event under the guidance for troubled debt restructuring and debt modification or exchange of debt instruments.  Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions to determine if the modification was substantial and determined they were not. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. For the years ended December 31, 2009 and 2009, the Company recognized warrant expense of $73,272 and $46,214, respectively, associated with the modification of the exercise price of the warrants on the extended debt and charged the unamortized discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion event under the guidance on induced conversions of convertible debt and recognized expense for 2009 and 2008 totaling $299,693 and $49,257, respectively, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants and the incremental increase in the fair value of the conversion features as a result of the reduction in the conversion price. In addition, the remaining unamortized discount on the debt converted in 2009 and 2008 of $378,590 and $44,291, respectively, was recognized to interest expense.

Likewise, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and additional paid in capital. During 2009 and 2008, $2,337,700 and $270,000, respectively, of debt was converted and $776,725 and $64,764, respectively, of the contingent beneficial conversion feature was recognized into interest expense. At December 31, 2009, unrecognized contingent beneficial conversion feature amounted to $968,935.

The Company is also in default on $723,834 of convertible debt and accrued interest as of December 31, 2009.

12% Convertible Debt - $750,000 Private Offering

In April 2009, we raised $750,000 from the sale of 12% convertible debt and warrants that are secured against the assets associated with our Pharaoh Business Fortress Storage Center, subject to certain other liens. Under the conversion terms, the debt is convertible into common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In addition, for each $1 invested, the investor receives one warrant to acquire one share of common stock with a five year term at $0.50 per share. The warrants are callable at $0.01 per warrant, if the common stock of the Company trades for 20 consecutive days on its principal market above $1.50 per share, provided there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In conjunction with the sale of the 12% convertible debt referenced above, we paid M2 10% introductory fee totaling $66,500 and issued 5 year warrants totaling 375,000 with an exercise price of $0.30.  The introductory fee and the fair value of the warrants amounting to $74,424 were charged to deferred financing costs and are amortized using the effective interest method over the term of the convertible debt.

We analyzed the convertible debt and the warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these debts.

The convertible debt was evaluated for a beneficial conversion feature at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price to be $127,085, which will be recorded once the contingency has been resolved. In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model to be $123,618 and recorded as a debt discount, which is amortized over the life of the debt using the effective interest method.  The unamortized discount as of December 31, 2009 amounted to $97,447.

11.

Capital Leases Obligations

In November 2006, the Company entered into a lease for computer equipment that expired in 2008 (hereafter referred to as Lease # 1). The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. In addition, the Company issued warrants to purchase 262,500 shares of common stock at $0.35 per warrant to the lessor. The warrants have a seven-year term and include a cashless exercise provision. The fair value of the warrants was $63,000 and was capitalized in the cost of assets under capital leases. The warrants were exercised cashless in September 2007 with the issuance of 240,882 shares of common stock.

During January and February 2007, the Company entered into two 24-month leases for computer equipment (hereinafter referred to as Lease # 2 and # 3, respectively). The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. In addition, the Company issued warrants to purchase 45,490 shares of common stock at $0.35 per warrant. The warrants have a seven-year term and include a cashless exercise provision. The fair value of the warrants was $10,918 and was capitalized in the cost of assets under capital leases. The warrants were exercised cashless in September 2007 with the issuance of 41,743 shares of common stock.

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

In December 2008, the Company negotiated the consolidation of Lease 1 through 4 into a 12-month lease (hereinafter referred to as Lease # 5) for all associated computer equipment. The present value of the monthly lease payments was capitalized using an imputed interest rate of 10%. The amount outstanding for the capital lease obligation was $0 and  $381,946 at December 31, 2009 and 2008, respectively.

In August and September 2008, the Company entered into three 36-month leases for computer equipment with two financial institutions. The present value of the monthly lease payments was capitalized using an imputed interest rate of approximately 20% and 10%. The amount outstanding for the capital lease obligation was $69,862 and $100,701 at December 31, 2009 and 2008, respectively.

Amortization of capital lease property is included in depreciation expense and was $547,464 and $640,153 in 2009 and 2008, respectively.

Assets under capital leases, included in property and equipment, consisted of the following:

	December 31,
	2009	2008

Computer equipment	$2,140,614	$2,140,614
Less accumulated depreciation	(1,535,513)	(1,194,803)

Assets under Capital Leases	$605,101	$945,811

12.

Income Taxes

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate consisted of the following:

	Years Ended December 31,
	2009		2008

Federal tax benefit at statutory rate	$(1,678,948)	(34.0)%	$(1,808,484)	(34.0)%
Stock based compensation	-	-	679,464	12.8
State income taxes, net of federal tax benefit	(319,395)	(6.5)	(581,191)	(10.9)
Valuation allowance for deferred tax assets	1,107,137	22.4	1,695,701	31.9
Other	891,206	18.1	14,510	0.2

Income Tax	$-	-%	$-	-%

The components of deferred income taxes consisted of the following:

	December 31
	2009	2008
Current Deferred Income Tax Assets
Vacation accrual	$10,404	$11,283
Allowance for uncollectible accounts	65,665	34,124
Accrued expense	3,221
Stock based compensation	199,528	679,464
Total	278,818	724,871

Noncurrent Deferred Income Tax Assets
Net operating loss carryforward	6,280,122	3,406,037

Noncurrent Deferred Income Tax Liabilities
Depreciation	(14,086)	(33,112)
Deferred rent	(4,674)	(1,028)
Deferred revenue	-	(1,338)
Total	(18,760)	(35,478)

Valuation Allowance	(6,540,180)	(4,095,430)

Net Deferred Income Tax	$-	$-

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

At December 31, 2009 and 2008 respectively, the Company had net operating loss carryforward of approximately $15,518,000 and $10,707,000, respectively, which will begin to expire in 2026.

13.

Equity

For the year ended December 31, 2008

In March 2008, the Company issued 250,000 shares of common stock in connection with the TPA with StorageSwitch, LLC. (Note 4) These shares were valued at $375,000 based upon the quoted market price of our stock at issuance date.

In March 2008, the Company issued 108,004 shares of common stock valued at $162,006 to settle the unpaid compensation of $37,802 with its consultant. Consequently, a $124,204 loss on settlement was recognized.

From February to August 2008, the Company issued 219,760 shares of common stock valued at $405,686 based upon the quoted market price of the Company’s stock on the date the services were completed for exchange of consulting services.

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

On December 31, 2008, 136,250 units of warrants associated with capital lease #5 (Note 11) were exercised cashless with issuance of 136,250 shares of common stock. The Company capitalized the fair value of the warrants of $356,335 as part of the cost of the assets under capital lease.

For the year ended December 31, 2009

On various dates in 2009, sixty six convertible debt holders converted their investment in convertible debt totaling $2,703,585, including principal and accrued interest, into common stock. Total shares issued in exchange for the debt were 7,656,606. (See also Note 10)

In July 2009, the Company issued 505,000 shares of common stock, valued at $126,250, in connection with the Settlement Agreement with 5X Partners (see Note 6). The Company recognized a loss of $108,187 on the settlement of this transaction.

In the fourth quarter of 2009, in lieu of wages the Company issued 656,249 shares of fully vested common stock to the CEO, valued at $124,323, in connection with his compensation package.

On November 4, 2009, in lieu of cash, the Company issued 600,861 shares of common stock, valued at  $120,172, as payment of prior year consulting fees.

During the last two months of 2009, the Company sold 2,725,000 shares of common stock for cash proceeds of $501,500, net of share issuance costs of $43,500.

14.

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

For the year ended December 31, 2008

Options to purchase 3,900,000 shares of common stock were granted by the Company to its employees and consultants at exercise prices ranging from $0.35 to $0.385. These options have a term of 5 years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the first and second year anniversary of the date of grant. Fair value of $4,172,205 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the year include (1) discount rate of 2.9%, (2) expected life of 2.5 to 3.5 years (3) expected volatility of 113% and (4) zero expected dividends.

Included in the total 3,900,000 options granted were the 2,850,000 options issued to 5X Partners, LLC and 225,000 options issued to Vision to Practice, Inc.

In April 2008, the Board of Directors approved the cancellation of 525,000 unvested stock options due to termination of an employee in March 2008.

During 2008, options to purchase 3,367,152 shares were forfeited. Stock option expense for 2008 was $1,217,738.

For the year ended December 31, 2009

Options to purchase 1,700,000 shares of common stock were granted by the Company to its employees and consultants at exercise prices ranging from $0.35 to $0.385. These options have a term of 5 years, and have vesting dates that vary from either full vesting at date of grant or having a vesting period of 3 years from the date of grant. The fair value of $429,366 was determined using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate ranging from 1.3 to 1.4%, (2) expected life of 3.5 years (3) expected volatility ranging from 152% to 183% and (4) zero expected dividends.

A summary of option activities for the years ended December 31, 2009 and 2008 are as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2007	3,441,000	$0.37
Granted	3,900,000	0.38
Canceled	(525,000)	0.35
Forfeited	(3,367,152)	0.38
Outstanding at December 31, 2008	3,448,848	0.37
Granted	1,700,000	0.38
Canceled	-	-
Forfeited	(985,848)	0.37
Outstanding at December 31, 2009	4,163,000	0.37

Of the total outstanding options at December 31, 2009, a total of 3,884,000 options are exercisable over a weighted average remaining term of 3.2 years and have a weighted average exercise price of $0.37.

The weighted-average remaining life of all options outstanding at December 31, 2009 and 2008 was 3.2 years and 3.7 years, respectively. The weighted-average grant date fair value of options granted in 2009 and 2008 was $0.25 and $1.07, respectively.

Stock option expense for the year ended December 31, 2009 amounted to $118,362.  As of December 31, 2009, there was approximately $318,002 of unrecognized cost which is expected to be recorded through September 2012.  The outstanding options at December 31, 2009 have an intrinsic value of zero.

15.

Stock Warrants

For the year ended December 31, 2008

In connection with a private offering, the Company issued warrants to purchase 2,300,450 shares of its common stock to certain institutional and accredited investors. These warrants expire in 5 to 6.5 years, are exercisable at $1 to $2.25 per share immediately. These warrants are classified as equity and have a fair value of $2,935,575.

During the fourth quarter of 2008, warrants to purchase 500,000 shares of common stock were granted to two individuals in connection with $500,000 borrowed under two convertible debts, at an exercise price range from $0.35 to $0.5. These warrants have a term of 5 years, vest immediately and have a fair value of $162,306.

The Company reached an agreement with one of its creditor and modified the terms of the outstanding warrants to include a cashless exercise option. The Company recognized $16,290 incremental compensation costs as the result of this modification. These warrants were exercised under the cashless option during the fourth quarter and shares were issued by the Company.

Fair value on the warrants issued during 2008 and the incremental compensation costs were calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for warrants issued during the year include (1) discount rate range of 1.94% to 3.73%, (2) warrant life is the contract term, (3) expected volatility of 113% and (4) zero expected dividends.

For the year ended December 31, 2009

In connection with a private offering, the Company issued warrants to purchase 750,000 shares of its common stock to certain institutional and accredited investors. These warrants expire in 5 years and are exercisable at $.50 per share immediately. These warrants are classified as equity and have a fair value of $123,618.

In conjunction with the private offering referenced above, the Company issued to M2 warrants totaling 375,000 with an exercise price of $0.30. These warrants have a term of 5 years, vest immediately and have a fair value of $74,424, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 2.19%, (2) warrant life of five years, (3) expected volatility of 176% and (4) zero expected dividends.

During the third quarter of 2009, warrants to purchase 100,000 shares of common stock were granted to an individual who provided loan to the Company at an exercise price of $0.20. These warrants have a term of five years and they vest immediately. Fair value of $17,048 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.79%, (2) warrant life of five years, (3) expected volatility of 166% and (4) zero expected dividends.

During the third quarter of 2009, in exchange for the discharge of an approximate $100,227 balance of unpaid compensation due a former vendor, 5X, we issued warrants to purchase 360,000 shares of common stock at an exercise price of $0.385. These warrants have a term of five years and they vest immediately. Fair value of $82,164 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 2.52%, (2) warrant life of five years, (3) expected volatility of 160% and (4) zero expected dividends.

During the second quarter of 2009, warrants to purchase 125,000 shares of common stock were granted by the Company to one of its convertible note holders at an exercise price of $0.50. These warrants have a term of three years and they vest immediately. Fair value of $26,997 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.79%, (2) warrant life of three years, (3) expected volatility of 146% and (4) zero expected dividends.

During 2009, warrants to purchase a total of 1,700,000 shares of common stock were granted by the Company to a former director and certain employees with exercise prices ranging from $0.20 to 0.50. These warrants have terms ranging from three to five years.  Of the total, 950,000 warrants vest immediately while 750,000 warrants will vest based on achievement of certain performance conditions.  The fair value of these warrants amounted to $263,733 and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate ranging from 1.79% to 2.31% (2) warrant life of three to five years, (3) expected volatility ranging from 142% to 173% and (4) zero expected dividends.

A summary of warrant activities for the years ended December 31, 2009 and 2008 are as follows:

	Warrants	Weighted-Average Exercise Price

Outstanding at December 31, 2007	3,536,148	$1.75
Granted	2,800,450	1.51
Exercised	(136,250)	0.75
Outstanding at December 31, 2008	6,200,348	1.03
Granted	3,410,000	0.39
Forfeited	(100,000)	1.88
Outstanding at December 31, 2009	9,510,348	0.79

Except for the 750,000 warrants that are subject to certain performance conditions, all warrants are fully vested and exercisable at December 31, 2009.

The weighted-average remaining contractual life of warrants outstanding at December 31, 2009 and 2008 was 4.22 years and 4 years, respectively. The weighted-average grant date fair value of warrants granted in 2009 and 2008 was $0.20 and $1.11, respectively.

16.

Commitments and Contingencies

Because some of our convertible note holders have not accepted our Modification Proposal, we are presently in arrears in principal and accrued interest payments in an aggregate total of $723,834 as of December 31, 2009: and an aggregate total of $975,722 as of March 31, 2010. Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations.

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

Operating leases

The Company’s previous office space lease in Minneapolis expires in October 2010.  The monthly base rentals increased over the term of the lease from $5,576 for 2008 up to $5,938 during 2009. The Company recorded deferred rent in prior periods to equalize the monthly payments during the lease term. This lease was guaranteed by certain officers and stockholders of the Company. This office space was vacated in August 2007. In March 2008, the Company entered into a sublease agreement which expires in October 2010 with monthly rental income that range from $3,607 to $3,865.  In December 2008, the subtenant filed for Chapter 11 bankruptcy and was 2 months delinquent at that time. As a result of the subtenant’s bankruptcy, a new subtenant assumed this sublease under terms reflecting a monthly sublease payment of $3,239 effective August 1, 2009 through October 31, 2010.

In April 2007, the Company entered into another lease for office space. The lease expires December 2011 and requires monthly payments that range from $4,450 to $6,450 through December 2008.  Thereafter, the rent will be consistent with other similar commercial properties. The Company is recording deferred rent to equalize the monthly payments during the lease term. To date, our base rent of $6,450 has not changed.

For 2009, rent expense was 123,160, net of $45,349 sublease rental income. For 2008, rent expense was $121,757, net of $25,250 sublease rental income.

The table below reflects the Company’s commitments as they come due over the next five years.

	Year	Year	Year	Year	Year
	2010	2011	2012	2013	2014
Capital lease	$45,819	$24,043	$0	$0	$0
Operating leases*	$78,502	$77,400	$0	$0	$0
Convertible debt and accrued interest	$2,135,147	$2,169,252	$0	$0	$0
Related party debt	$380,178	$0	$0	$0	$0
Related party convertible debt	$500,000	$0	$0	$0	$0
Other Debt	$286,831	$0	$0	$0	$0
	$3,426,477	$2,270,695	$0	$0	$0

* Reflects operating leases net of the sublease income.

17.

Major Customers and Vendors

The Company earned 15% percent of its revenues from one customer for the year ended December 31, 2009.

The Company primarily deals with four major vendors which account for approximately 50% of the cost of revenues for the year ended December 31, 2009.

18.

Subsequent Events

On February 4, 2010, the Company entered into a Settlement Agreement with nuArch, LLC, resolving a complaint alleging breach of contract for services invoiced at approximately $140,000 for services performed during the fourth quarter of 2008 and the first quarter of 2009. This Settlement Agreement reflected an agreed upon payment of $75,000 to paid over a 9-month period starting on March 22, 2010. Accordingly, the Company reduced the related payable based on the agreed settlement amount.

On January 18, 2010, the Company entered into a Confidential Settlement Agreement with a company that was formed by two former employees.  Our complaint against these two former employees and their new company alleged breach of contract, breach of fiduciary duties and breach of loyalty. An out-of-court settlement was reached reflecting monetary compensation to be paid to us, along with a non-compete period placed against these two former employees and their company.

In conjunction with the Company’s $1.5M equity raise, as of April 13, 2010, the Company raised an additional $857,897 of capital through the issuance of 4,289,395 shares of our common stock at $.20 per share.  Under this raise, an additional 127,500 common shares were issued for services and 64,395 shares were issued to settle an outstanding payable of $12,879 due to an officer of the Company.

In March of 2010, the Company satisfied its obligations under the payment plan with its primary software vendor, Asigra, Inc., as discussed in the Plan of Operations above.

In March 2010, the Company satisfied its obligations under a short term loan provided by one of its stockholders.

As of April 13, 2010, we have reached confidential settlements with three convertible note holders reflecting repayment of their convertible notes totaling $53,933, on a discounted basis, involving payment plans and the surrender of all warrants associated with these notes.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between us and our auditors during our two most recent fiscal years, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, would have caused our auditors to make reference to the subject matter of the disagreement in connection with their reports.

The reports of our auditors did not contain any adverse opinion or disclaimer of opinion, and with the exception of a standard “going concern” qualification because we have suffered recurring losses from operations and have a substantial stockholders’ deficit and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years, MaloneBailey, LLP has not advised us that any of the following exists or is applicable:

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

During our two most recent fiscal years and since then, we have not consulted MaloneBailey, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or any other financial presentation whatsoever.

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

Prior to December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms. In particular, we have identified the following material weakness in our disclosure controls:

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

In response to these material weaknesses, management continues to address these issues with (1) the establishment of an Audit Committee effective April 2009, (2) conversion to a new accounting software system effective April, 2010 that should provide for a more efficient and timely reporting and (3) financial disclosures the hiring or three more administrative and accounting personnel during 2009 that should provide for the required segregation of duties.

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

Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2009, 2008 and 2007, and the quarterly periods ended September 30, June 30, and March of 2009 and 2008.  In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Our former auditors have advised us of certain other material weaknesses and significant deficiencies in our internal controls in connection with auditing our consolidated financial statements for the year ended December 31, 2007, including,  in summary: (i) lack of accounting expertise, with recommended additional training for our CFO; (ii) issues regarding reimbursement of unsubstantiated expenses; (iii) segregation of duties of accounting functions among various personnel; (iv) segregation of cash distribution responsibilities; (v) establishment of initial control over cash receipts; (vi) material weaknesses on preparation of our consolidated financial statements; and (vii) the establishment of an audit committee. We are also addressing these concerns.

As indicated above, in response to these material weaknesses, management continues to address these issues with (1) the establishment of an Audit Committee effective April 2009, (2) conversion to a new accounting software system effective April, 2010 that should provide for a more efficient and timely reporting and (3) financial disclosures the hiring or three more administrative and accounting personnel during 2009 that should provide for the required segregation of duties.

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

New Related Party Lease

In February 2009, we entered into a lease with a leasing company owned by related parties, including Brad D. Wenzel, who recently resigned as our Chief Technical Officer and a director, and Jonathan S. Miner, a director. The lease payments are guaranteed by Mr. Wenzel and Mr. Miner. We were unable to lease the equipment covered by this lease directly, so COR Equipment Financing, which is owned by Mr. Wenzel and his father, Ronald G. Wenzel, and Mr. Miner, leased the equipment by financing a bank loan in the amount of $10,000 that each had to personally guarantee.  The outstanding lease obligation to related parties is $4,943 as of December 31, 2009; and the terms were no less favorable than could have been obtained from non-affiliated parties.  See Part III, Item 13.

Severance Package with Former Board Member and Acting CEO

On February 10, 2009, we accepted the resignation of Dan Herbeck, acting through his company, Continental Technologies Solutions, LLC (“Continental”), as interim CEO and one of our Board members. The severance arrangement recognized unpaid invoices owed Continental of $105,344 for services provided through 2008, payable at a discretionary rate of $4,000 per month commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 “cashless” five year warrants to purchase 100,000 shares of our common stock at $0.35 per share. On November 4, 2009, we entered into a Settlement Agreement with Dan Herbeck, acting through his company, Continental, that satisfied the outstanding balance owed of $120,172 (reflecting additional accrued interest from the date of his resignation) in return for the issuance of 600,861shares of Digitiliti common stock.

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

Planned Secured and Unsecured Funding

On or about March 23, 2009, we agreed to pay a 10% introduction fee to M2 Capital Advisors, Inc. (“M2), under their current Letter Agreement with us, on any funds raised by us in a planned $1,500,000 financing through the sale of

secured and unsecured convertible notes.   Beginning in April 2009 and ending in October 2009, we made an offer and sale of these convertible notes following any introductions by M2; and purchasers of this secured portion of this planned convertible note offering were granted a third position security interest in our vault, behind the security interests of the Miners and Data Sales in our vault that is discussed above under the headings “Issuance of Convertible Note, Security Agreement and Confession of Judgment in the Event of Default” and “Master Lease Revision and Restructuring.”  This $750,000 in funding provided the necessary capital to continue our current business operations throughout that time with approximately $275,000 of this amount paid to current vendors, based upon discussed arrangements.  Further information regarding M2 and its prior relationships with us and its principal, Mark Savage, our former President and a former director, is discussed under the heading “M2 Capital Advisors, Inc.” in Part III, Item 13 and in Note 6 of our consolidated financial statements contained in Part II, Item 8.

Brad D. Wenzel

On April 20, 2009, Brad D. Wenzel, our Chief Technical Officer, resigned from this position and as a member of our Board of Directors.   Mr. Wenzel resigned to pursue new business opportunities in related, non-competing areas of mutual interest.  The terms and conditions of a mutual Confidential Separation and Release Agreement include items such as severance, non-compete and non-solicitation and an assignment of any claims of intellectual property rights of Mr. Wenzel to us.  For additional information, see our 8-K Current Report dated April 20, 2009, which was filed with the Securities and Exchange Commission on April 24, 2009.

Benno  G. Sand

On April 13, 2009, Benno G. Sand resigned as one of our directors.  There were no disagreements between Mr. Sand and us regarding his resignation; however, he was re-elected as a director in September, 2010.

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

Name	Positions Held	Date of Election or Designation Storage/Digitiliti	Date of Termination or Resignation
Roy A. Bauer	President, CEO Chairman of the Board	02/09 12/08	*
Daniel J. Herbeck	President, CEO	09/08	02/09
Brad D. Wenzel	Director	10/03	04/09
Pamela J. Miner	Director	04/06	7/09
Jonathan S. Miner	Director	11/05	7/09
William McDonald	CFO	04/08	*
Benno G. Sand	Director	10/08	4/09
Benno G. Sand	Director	9/09	*
Karen Gilles Larson	Director	5/09	*
Kedar R. Belhe	Director	5/09	*
R. M. Richenbach	Director	9/09	*

*

These persons presently serve in the capacities indicated.

Background and Business Experience, Roy A. Bauer.   Mr. Bauer is 63 years of age.  From January of 2007 to February, 2009, Mr. Bauer was the CEO of Key Teknowledgy, a management consulting firm based in Wisconsin.  This corporation specializes in strategy, business transformation and management development services for international clients.  From May of 2001 to January of 2007, Mr. Bauer held positions of Vice President and General Manager, Rochester Pemstar manufacturing Site; Executive Vice President, Pemstar United States Operations; Executive Vice President, WW Operations; Executive Vice President, Chief Operating Officer and ultimately, President and Chief Operating Officer of Pemstar Corporation, a WW contract manufacturing and product development company specializing in precision electro-mechanical devices, optical devices and computer systems.  Prior to that time, Mr. Bauer worked for IBM for 24 year and held various positions up to the executive level in both product development and manufacturing.

William McDonald, CFO.  Mr. McDonald is 46 years old.  Mr. McDonald joined Storage in July of 2007.  He has over 20 years experience in the public accounting and finance arena.  He worked in public accounting for 11 years before assuming the CFO position for Kath fuel Oil Co. (with over $225 million in annual sales).  He holds a CPA certificate (currently inactive status), as well as a J.D. from William Mitchell College of Law.  He is a licensed attorney in the State of Minnesota.  Prior to joining Digitiliti, Mr. McDonald was Vice President of Commercial Lending at North Star Bank for three years.  He also graduated from Augsburg College with a B.A. in Accounting and Finance.

Benno G. Sand, Director.  Mr. Sand is 54 years of age.  He has served as Executive Vice President, Business Development and Investor Relations of FSI International, Inc. (“FSI”) since January 2000.  FSI is a global supplier of surface conditioning equipment and technology to the world’s leading integrated circuit (IC) and microelectronics manufacturers. He also served as Executive Vice President of FSI since January, 1992, and Secretary since March. 2002.  Mr. Sand also served as Chief Administrative Officer of FSI from January, 1998, to December, 1999, as Chief Financial Officer from October, 1990, to January, 1998, and as Vice President of Finance from October, 1987, to January, 1992.  Mr. Sand is a director of various FSI-owned United States and foreign subsidiaries including Sajan, Inc. On September 9, 2009, Mr. Sand was nominated Chairman of our Audit Committee, replacing Karen G. Larson, who had held that position from May 14, 2009, through September 9, 2009.

Karen G. Larson.  Ms. Larson joined our Board of Directors on May 14, 2009 and was also elected Chairman of the Audit Committee. On September 9, 2009, Ms. Larson relinquished her position as Chairman of the Audit Committee, but currently remains a member of that committee. Also on September 9, 2009, Ms. Larson was elected Chairman of the Governance and Nominating Committee. Ms. Larson retired in 2007, after nearly 10 years as the President and Chief Executive Officer of Synovis Life Technologies, a publicly held medical device company.  Ms Larson joined Synovis (at the time called Bio-Vascular, Inc.) in 1989 as its director of finance and administration.  She was promoted to the positions of Vice President of Finance, Chief Financial Officer and Corporate Secretary.  Ms. Larson filled those capacities until July of 1997, when she was named President and Chief Executive Officer of Synovis.  In August of 1997, Ms. Larson was appointed to Synovis Board of Directors.  She continues to serve as a Director of Synovis Life Technologies.  During her tenure at Synovis, Ms. Larson developed and executed a growth and diversification strategy for the company which increased revenue from $9.7M to $58M within five years.  She built and mentored a strong executive team resulting in 24 quarters of uninterrupted revenue growth.  Ms. Larson moved the Synovis stock listing from “over the counter” to NASDAQ.  Prior to joining Synovis, Ms. Larson was the Controller at VEE Corporation; prior to that she was an accountant with the firm of McGladrey, Hendrickson and Pullen (now called RSM McGladrey).  She earned a Bachelor of Arts Degree in Economics with a minor in Chemistry from the University of Minnesota.  Ms. Larson is 67 years of age.

Kedar R. Belhe.  Kedar Belhe joined our Board of Directors in May, 2009. Mr. Belhe was also appointed to our Compensation Committee. Mr. Belhe was Senior Director of Business Development at St. Jude Medical, AF Division, from 2004 to 2007 and again at the CV Division from 2007 to 2008.  St. Jude Medical is a $5 billion global medical device company with over 20 operations and manufacturing facilities worldwide. At the CV Division, Mr. Belhe was responsible for mergers and acquisitions and technology licensing transactions. The division completed $260M of acquisitions in 2008.  At the AF Division, he was responsible for technology strategy planning of the newly created division.  He led several initiatives of technology integration within the acquired businesses, as well as technology partnerships with major external companies.  Mr. Belhe was Senior Director of Technology Development at St. Jude’s Daig Division from 1999 to 2004.  Mr. Belhe is currently founder and President of Metamodix, a medical devise startup company focused on metabolic disorders.  He has strong functional expertise in technical, financial and strategic assessment of high-technology value opportunities.  He earned a Bachelor of Science degree in Chemical Engineering from the University of Bombay, India and a PhD in Chemical Engineering from Washington University in St. Louis.  He also earned a Master of Business Administration from Washington University in St. Louis.  Mr. Belhe is 47 years old.

Rick M. Rickenbach.  Mr. Rickenbach has extensive executive experience managing businesses, start-up to large, involved in technology products and services with a demonstrated track record in both growth and turn-around business situations.  His background includes business strategy, optimizing operations and all aspects of marketing.  He is an experienced member of Boards of Directors involved with start-up business, leading an IPO process, international operations, strategic partnering and merger and acquisition activity.  Mr. Rickenbach currently serves as a member of the Board of Directors for Cyber Security Technologies, which develops and markets software that detects illegal use of desktop computer networks. In addition, he is actively involved with family business operations, MLR Ranch, a cattle ranching operation. Until January 2009, he served as Chairman of the Board of Directors for Comtrol Corporation, which designs, manufactures and markets a wide range of connectivity products.  Mr. Rickenbach served as Chairman and Chief Executive Officer of Applied Technology Consultants (ATC), an emerging Learning Management Systems software developer.  In 2005, ATC merged with Compendium Corporation, and he served as a member of the Board of Directors of the combined companies.  He also led the Corporate Business Development for Fourth Shift Corporation, an ERP software company.  Mr. Rickenbach was Chairman and Chief Executive Officer of Government Technology Services, Inc. (GTSI), Chantilly, Virginia. GTSI is a personal computer marketing company focused in the Government sector. Prior to the tenure at GTSI, he held several executive and management positions with Control Data Corporation.  He is 69 years of age.

Significant Employees

Ken Peters, Executive VP, Mr. Peters brings over 20 years of sales and marketing expertise in the Security, Configuration Management, Business Intelligence and Storage Management markets. Previously, Mr. Peters has held executive positions with New Boundary Technologies, Centerfield Technology, Software Moguls(EMC) and ShowCase Corporation (SPSS). Mr. Peters has an exceptional track record of success building worldwide sales/marketing organizations and channels for high-growth and profitability. Mr. Peters holds a degree in Organizational Communications and Public Relations from the University of Wisconsin-Eau Claire.  Mr. Peter is 45 years of age.

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

Family Relationships

There are no family relationships between our directors and executive officers.

Directorships Held in Other Reporting Companies

Karen Gilles Larson serves on the Board of Directors of Synovis Life Technologies; and Benno G. Sand is a director of FSI International, Inc.

.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

 (1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed,

suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and control person.

See the heading “Transactions with Related Persons” below of Part III, Item 13.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the year ended December 31, 2009, the following were filed timely or were filed late, as indicated below:

Name	Type	Filed	Due Date
Pamela J. Miner	Form 4	12-Feb-09	08-Feb-09
Benno G. Sand	Form 3	18-Feb-09	10-Sept-09
Roy A. Bauer	Form 3	18-Feb-09	23-Oct-09
Jonathan S. Miner	Form 4	18-Feb-09	08-Feb-09
William McDonals	Form 3	23-July-08	April-08
William McDonald	Form 4	18-Feb-10	15-Feb-10
Karen Giles Larson	Form 3	20-Aug-09	14-May-09
Kedar R. Belhe	*	*	14-May-09
R. M. Richenback	Form 3	2-Nov-09	10-Sept-09

*     Will be filed directly.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about April 14, 2009. Our Code of Ethics was filed as Exhibit 14 to our 10-K Annual Report for the year ended December 31, 2008, in Part IV, Item 15.

Corporate Governance

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee and our Charter outlining our procedures is filed was filed as an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008.  See Part IV, Item 15. Our current members of the Nominating Committee are: Karen G. Larson, Chairwoman; and Roy A. Bauer, Rick M. Rickenbach and Benno G. Sand, members.

We will disclose any change to our procedures in our corporate governance and the recommending of nominees to our Board of Directors with an 8-K Current Report.

Audit Committee

We have also established an Audit Committee and our Charter outlining our procedures was filed as an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. See Part IV, Item 15.  Our current members of the Audit Committee are Benno G. Sand, Chairman; and Kedar R. Belhe and Karen G. Larson, members.  Although not required to have an independent financial expert on our Audit Committee by reason of being a smaller reporting company, we believe that Mr. Sand and Ms. Larson both qualify as “audit committee financial experts,” based upon their prior experience and education, which is outlined in their respected resumes in this Part III, Item 10, above.

We will disclose any change to our procedures in recommending nominees to our Audit Committee with an 8-K Current Report.

Compensation Committee

We also established a Compensation Committee and our Charter outlining our procedures was filed as an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. See Part IV, Item 15.  Our current members of the Compensation Committee are Kedar R. Behle, Chairwoman; and Karen G. Larson and Rick M. Rickenbach, members.

We will disclose any change to our procedures in recommending nominees to our Compensation Committee with an 8-K Current Report.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods and in the capacities indicated:

Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Roy A. Bauer	12/31/09 12/31/08	131,250 (2) 0	0 0	0 0	500,000 (2) 0	0 0	0 0	0 0	131,250 0
Dan Herbeck, Continental Technology Solutions, Inc,	12/31/09 12/31/08	34,623 104,868	0 0	0 0	100,000 0	0 0	0 0	0 0	34,623 104,868
Pamela J. Miner, Director	12/31/09 12/31/08	0 0	0 0	0 0	100,000 0	0 0	0 0	0 0	0 0
Jonathan S. Miner, Director	12/31/09 12/31/08	0 0	0 0	0 0	100,000 0	0 0	0 0	0 0	0 0
Brad D. Wenzel CEO & Director	12/31/09 12/31/08	77,118 231,230	0 0	0 0	300,000 1,500,00	0 0	0 0	0 0	77,118 231,230
William McDonald, CFO	12/31/09 12/31/08	84,977 93,091	0 0	0 0	0 150,000	0 0	0 0	12,879 (1) 3,850 (1)	97,856 96,941
Karen G. Larson	12/31/09	0	0	0	225,000	0	0	0	0
Benno G. Sand	12/31/09	0	0	0	225,000	0	0	0	0
Kedar R. Behle	12/31/09	0	0	0	225,000	0	0	0	0
Rick M. Rickenbach	12/31/09	0	0	0	225,000	0	0	0	0

(1)

During the two year period for 2009 and 2008, we paid McDonald Professional Services $12,879 and  $3,850, respectively.  McDonald Professional Services is owned by William McDonald, and the amounts paid represent fees paid for professional services rendered during those years.

(2)

During 2009, our Board of Directors approved an annual salary of $175,000 for Roy A. Bauer, along with the issuance of 500,000 warrants based on successfully achieved performance goals.

Outstanding Equity Awards

Outstanding Equity Awards Table At Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roy A. Bauer	100,000 (vested)			$0.385	2/6/2015
Kedar R. Behle	75,000 (vested)			$0.385	5/14/2015
Karen G. Larson	75,000 (vested)			$0.385	5/14/2015

Compensation of Directors

Director Compensation

All Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
All Directors	None	None	None	None	None	None	None
Roy A. Bauer			225,000
Kedar R. Behle			225,000
Karen G. Larson			225,000
Rick M. Rickenbach			225,000
Benno G. Sand			225,000

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of management, no person owns more than five percent (5%) of our common stock as of the date of this Annual Report, respectively based upon 42,702,003 shares being outstanding as of April 14, 2010.

Security Ownership of Management

The following table sets forth the share holdings of management as of the date of this Annual Report, based upon 42,702,003 shares being outstanding as of April 14, 2010:

Ownership of Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock
Common Stock	Roy A. Bauer	972,909(2)	2.27%
Common Stock	William McDonald	364,395	Less than 1%
Common Stock	Karen Gilles Larson	75,000(3)	Less than 1%
Common Stock	Kedar R. Belhe	885,714(4)	2.07%
All Directors and Officers as a group		2,298,018(5)	5.38%

(1)  Excludes shares of our common stock underlying outstanding convertible securities, but includes all shares that can be acquired by any of the foregoing within 60 days; assumes that all Storage stockholders have exchanged their respective shares under the Storage Merger and that there are currently 42,702,003 outstanding shares of our common stock, plus the 1,425,000 shares underlying the management stock option grants in their ownership and in the total number of outstanding shares for these computations. That outstanding figure is the sum of 42,702,003 and the respective vested portions of each member of management’s vested options in the above referenced computations. For information about shares of our common stock underlying outstanding convertible securities, see our consolidated financial statements and related notes that are filed as a part of Annual Report, in Part II, Item 8, and the table under the heading “Director Compensation,” in this Item above.  This computation includes the shares underlying these grants and those to William McDonald, our CFO, in the amount of 300,000 shares.

(2)  These computations include the vested portion of 100,000 shares underlying the 1,425,000 $0.385 five year employee stock options granted to members of management, in Mr. Bauer’s holdings and in the outstanding shares utilized for computation of his holdings.

(3)  These computations include the vested portion of 75,000 shares underlying the 1,425,000 $0.385 five year employee stock options granted to members of management, in Ms. Larson’s holdings and in the outstanding shares utilized for computation of his holdings.

(4)  These computations include the vested portion of 75,000 shares underlying the 1,425,000 $0.385 five year employee stock options granted to members of management, in Mr. Belhe’s holdings and in the outstanding shares utilized for computation of his holdings.

(5)  The total percentage of the six management members includes the vested portion of 1,425,000 shares underlying the 1,425,000 $0.385 five year employee stock options granted to members of management, in total holdings and in the outstanding shares utilized for computation of these seven persons holdings.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

See the table on page 20.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no material transactions or series of similar transactions during the years ended December 31, 2009, or 2008, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except:

Management and Founders Share Issuances

The following shares have been issued to our management and founders:

Name	No. of Shares	Consideration
Roy A. Bauer	546,875	$109,375
William M. McDonald	64,395	$12,879
Daniel Herbeck	600,862	$120,173

Management and Founders Agreements

Jonathan S. Miner and Pamela J. Miner

Effective December 5, 2008, our Board of Directors approved the issuance of a convertible note Jonathan S. Miner and Pamela J. Miner, who both currently serve on our Board of Directors, for their advance to us of the sum of $175,000 and their agreement to advance up to an additional $75,000 (which additional sum has been advanced to us), all to be utilized in the development of our DigiLIBE software storage product.  We also executed a Security Agreement with them whereby we granted to them as collateral and security a lien for the payment of the convertible note and additional indebtedness of theirs or indebtedness they had guaranteed in the past on our behalf in the further aggregate amount of $500,000, for a total secured amount of $750,000.  See Note 6 of our consolidated financial statements in Part II, Item 8.

Dan Herbeck

Our interim CEO, Dan Herbeck, who resigned in February 2009, provided consulting services to us during 2008 through his company, Continental Technologies Solutions, LLC (“Continental”). At the time of his resignation, the severance arrangement recognized unpaid invoices owed to Continental of $105,344, payable at a discretionary rate of $4,000 per month commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 “cashless” five year warrants to purchase 100,000 shares of our common stock at $0.35 per share.  On November 4, 2009, we entered into a Settlement Agreement with Dan Herbeck, acting through his company, Continental, that satisfied the outstanding balance owed of $120,172 (reflecting additional accrued interest from the date of his resignation) in return for the issuance of 600,861shares of our common stock.

5X Capital Partners

We executed a Corporate Development Services Agreement (the “5X Agreement”) with 5X on August 20, 2007, that was extended by an Addendum on November 15, 2007 (the “First Addendum”), and by an additional Addendum effective April 17, 2008 (the “Second Addendum”).  Larry D. Ingwersen, who became our CEO and President on April 17, 2008, and Roderick D. Johnson, who became our Chief Operating Officer on April 17, 2008, equally owned and each received $158,218 (individually) in compensation under these agreements:.  Copies of the initial 5X Agreement and the First and Second Addendums were filed as Exhibits to our Form 10 Registration Statement.

The Second Addendum was extended; however, effective October 13, 2008, Mr. Ingwersen resigned as our CEO, President and a director; and Roderick D. Johnson resigned as our COO.  At the time of their resignations, an aggregate of $93,801.50 was purportedly due to them, along with 356,250 in vested stock options to each under the Digitiliti, Inc. 2007 Stock Option Plan.  We settled these claims in on July 16, 2009 reflecting the issuance of 252,500 shares of the Company restricted common stock along with the issuance of 180,000 warrants to both Mr. Ingwerson and Mr. Johnson (individually).

Other Management and Founder Transactions

We issued a $250,000 promissory note to a Jonathon S. Miner dated December 15, 2005.  The note mirrors a promissory note between the Mr. Miner and his bank, which matured on December 15, 2009 and had an interest rate 0.5% above the bank’s index rate (6.00% at December 31, 2009 and 2008).  In December 2009, the note was renewed to December 31, 2010. The balance of the note was $231,540 and $231,540 at December 31, 2009 and 2008. Interest expense was $15,218 and $13,357 for 2009 and 2008, respectively.

In January 2006, we entered into two leases for computer equipment, one of which expired in 2007 and one of which expired in 2008. One of the leasing companies, Wenzel Data, Inc., is owned by Ronald G. Wenzel, a former officer and director of Storage and a current stockholder of ours, and Brad D. Wenzel, our Chairman of the Board of Directors until April 20, 2009. The lease payments are guaranteed by Messrs. Wenzel and Wenzel. The amount outstanding for the capital lease obligation to Messrs. Wenzel and Wenzel was fully paid in 2009. The related interest expense associated with these lease was $5,022 and $794 for the years ended December 31, 2008 and 2009, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Though we are not required to have any independent directors as a smaller reporting company, using the following definition of NASDAQ, which is summarized below and which is adopted in our Audit Committee Charter that was filed as an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. (see Part IV, Item 15), all of our directors may be deemed to be independent, except Roy A. Bauer and Kedar R. Behle (see references below), and Ms. Behle is believed to be independent:

“Independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent

(A) a director who is, or during the past three years was, employed by the company or by any parent or subsidiary of the company (any of its affiliates for the current year or any of the past three years [this applies only to Roy A. Bauer]);

(B) a director who accepts or who has a family member who accepts any compensation payments from the  company or any of its affiliates in excess of $60,000 during the current fiscal year or any of the past three fiscal years, other than compensation for board service, payments arising solely from investments in the company’s securities, compensation paid to a family member who is an employee of the company or a parent or subsidiary of the company (but not if such person is an executive officer of the company or any parent or subsidiary of the company), benefits under a tax-qualified retirement plan, or non-discretionary compensation (provided, however, that audit committee members are subject to heightened requirements under Rule 4350(d)) of NASDAQ (applies to Roy A. Bauer and may apply to Kedar R. Behle);

(C) a director who is a member of the immediate family member of an individual who is, or has been in any of or during the past three years was employed by the company or by any of its affiliates as an executive officer (applies to Roy A. Bauer)

(D) a director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company’s securities) that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, in the current fiscal year or any of the past three fiscal years (applies to none);

(E) a director of the company who is employed as an executive officer of another entity where any of the company’s] executive[s] officer[s] of the company serve on that entity’s compensation committee of such other entity, or if such relationship existed during the past three years (applies only to Roy A. Bauer); or

(F) a director who is or was a partner or employee of the company’s outside auditor, and worked on the company’s audit, during the past three years (applies to none).

ITEM 14:  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009, and 2008:

Fee Category	2009	2008
Audit Fees	$159,460	$311,139
Audit-related Fees	$0	$0
Tax Fees	$7,500	$12,000
All Other Fees	$6,500	$0
Total Fees	$173,460	$323,139

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended December 31, 2008, contained in Part II, Item 8, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following Exhibits are filed as part of this Annual Report:

No.            Description

3.1	Amended and Restated Certificate of Incorporation filed May 13, 2008.	Exhibit to our Form 10-K for the year ended December 31, 2008
3.2	Bylaws.	Exhibit to our Form 10-K for the year ended December 31, 2008
10.1	XO Communications Contract.	Exhibit to our Form 10
10.2	FRM Associates Lease, as amended.	Exhibit to our Form 10
10.3	EBC Minneapolis, Inc. Sublease Agreement.	Exhibit to our Form 10
10.4	Upper Corner Venture, LLC Lease Agreement.	Exhibit to our Form 10
10.5	5X Partners Corporate Development Services Agreement with Addendums.	Exhibit to our Form 10
10.6	StorageSwitch Consulting Services Agreement.	Exhibit to our Form 10
10.7	StorageSwitch Non-Compete Agreement.	Exhibit to our Form 10
10.8	StorageSwitch Technology Purchase Agreement.	Exhibit to our Form 10
10.9	Vision to Practice, Inc. Development Services Agreement.	Exhibit to our Form 10
10.10	Sub-Lease Agreement
14	Code of Ethics	Exhibit to our Form 10-K for the year ended December 31, 2008
21	Subsidiaries.	Exhibit to our Form 10
31.1	302 Certification of CEO, Roy A. Bauer
31.2	302 Certification of CFO, William McDonald
32	906 Certification
99.1	Digitiliti, Inc. Stock Option Plan.	Exhibit to our Form 10
99.2	Charter of the Audit and Finance Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
99.3	Charter of the Corporate Governance and Nomination Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
99.4	Charter of the Compensation Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008

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

DIGITILITI, INC.

Date:	April 15, 2010	By:	/s/Roy A. Bauer
Roy A. Bauer
CEO, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIGITILITI, INC.

Date:	April 15, 2010	By:	/s/Roy A. Bauer
Roy A. Bauer
CEO, President and Director

Date:	April 15, 2010	By:	/s/William McDonald
William McDonald
CFO

Date:	April 15, 2010	By:	/s/Karen Gilles Larson
Karen Gilles Larson
Director

Date:	April 15, 2010	By:	/s/Kedar R. Belhe
Kedar R. Belhe
Director