Form 10-Q
period 2010-03-31
Digitiliti Inc
filed 2010-05-17
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2010
Common Stock, $.001 par value per share	45,614,501 shares

DIGITILITI, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	March 31,	December 31,
	2010	2009

Current Assets
Cash	$104,057	$141,086
Accounts receivable	422,791	484,203
Prepaid and other current assets	242,046	220,304

Total current assets	768,894	845,593

Property and equipment, net	401,734	444,675
Software license, net	641,786	713,199
Deferred financing costs	93,612	113,334
Other assets	7,322	7,322

Total assets	$1,913,348	$2,124,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$359,282	$436,389
Accounts payable — related parties	—	7,861
Accrued expenses	1,367,540	1,222,143
Notes payable	231,540	518,371
Current maturities of convertible debt	2,425,955	2,032,771
Current maturities of capital lease obligations	47,178	45,819

Total current liabilities	4,431,495	4,263,354

Other Liabilities
Convertible debt, non-current	1,251,920	1,646,502
Capital lease obligations, non-current	11,855	24,043
Deferred rent	9,156	11,552
Other liabilities	3,607	3,607

Total liabilities	5,708,033	5,949,058

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 43,153,131 and 38,808,736 shares issued and outstanding	43,153	38,809
Additional paid-in capital	16,282,938	15,448,392
Accumulated deficit	(20,120,776)	(19,312,136)

Total stockholder’s deficit	(3,794,685)	(3,824,935)

Total liabilities and stockholder’s deficit	$1,913,348	$2,124,123

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

		(Restated)
	2010	2009

REVENUES	$625,127	$860,279

COST OF REVENUES	(301,971)	(462,405)

GROSS PROFIT	323,156	397,874

OPERATING EXPENSES
Selling and marketing	175,293	86,751
General and administrative	458,631	592,574
Research and development	269,742	90,507

Total Operating Expenses	903,666	769,832

LOSS FROM OPERATIONS	(580,510)	(371,958)

INTEREST EXPENSE	228,130	1,990,247

NET LOSS	$(808,640)	$(2,362,205)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.02)	$(0.07)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	41,318,675	32,175,280
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

		(Restated)
	2010	2009
OPERATING ACTIVITIES
Net loss	$(808,640)	$(2,362,205)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	84,258	174,502
Amortization of software license	75,195	96,933
Amortization of deferred financing costs	19,722	88,198
Amortization of discount on convertible debt	64,617	651,803
Beneficial conversion feature on converted notes	—	979,809
Warrant expense	—	172,660
Shares issued for services	40,995	—
Employee stock option expense	19,715	63,241
Changes in operating assets and liabilities:
Accounts receivable	61,412	(30,264)
Prepaid and other current assets	(21,742)	(78,250)
Accounts payable	(7,148)	78,553
Accounts payable — related parties	(7,861)	—
Accrued expenses	170,044	88,112
Due to related parties	—	1,314
Deferred rent	(2,396)	(1,712)

Net cash used by operating activities	(311,829)	(77,306)

INVESTING ACTIVITIES
Purchase of property and equipment	(41,317)	—
Purchase of software license	(3,782)	(1,419)

Net cash used by investing activities	(45,099)	(1,419)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	765,300	—
Payments on capital lease obligations	(10,829)	(84,535)
Proceeds from notes payable — related parties	—	75,000
Proceeds from note payable	—	165,197
Payments on notes payable	(364,572)	(54,485)
Payments on convertible notes	(70,000)	—

Net cash provided by financing activities	319,899	101,177

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Three Months Ended
	March 31,

		(Restated)
	2010	2009
NET INCREASE (DECREASE) IN CASH	(37,029)	22,452

CASH
Beginning of year	141,086	36,317

End of year	$104,057	$58,769

Cash paid for interest	$12,842	$21,509
Cash paid for income taxes	—	—

Non-Cash Financing and Investing Activities
Notes payable issued for maintenance fees	56,634	—
Accrued interest converted to debt principal	24,646	—
Equipment acquired under capital lease	—	8,230
Notes payable issued to acquire software	—	104,025
Shares issued for accrued interest on convertible debt	—	307,954
Shares issued for convertible debt	—	2,262,700
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Correction of Prior Period
In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“ SAB 108”), the Company recorded a noncash adjustment for the three months ended March 31, 2009 of $771,453 which served to increase interest expense and Additional Paid in Capital. This noncash adjustment resulted from an understatement in the amount of beneficial conversion feature recognized when certain note holders converted their notes during the three months ended March 31 2009. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The following table reflects the impact of the above error to the consolidated statement of operations as of and for the three months ended March 31, 2009:

	As previously
	reported	Adjustments	Adjusted
Interest expense	$1,218,794	$771,453	$1,990,247
Net loss	1,590,752	771,453	2,362,205
Loss per share — Basic and diluted	0.05	0.02	0.07
Reclassifications
Certain accounts in the prior period were reclassified to conform with the current period’s financial statement presentation.
New Accounting Pronouncements
In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of the above guidance did not impact the Company’s financial position, results of operations or cash flows.
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
2. Going Concern
As shown in the accompanying financial statements, the Company incurred net losses of $808,640 for the three month ended March 31, 2010 and an accumulated deficit of $20,120,776. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
In the second quarter, we are continuing to work with our existing reseller channel to sell and support our DigiLIBE and DigiBAK product. In addition, we have signed new reseller agreements with three companies. One of these is Northland Systems of Medina, MN. We are in the process of developing go-to-market plans, doing technical product training and product evaluation, and working through the details of the order, delivery, and revenue recognition cycle with Northland and the other resellers. Once these actions are completed to a sufficient level of confidence that our relationship will yield successful results, the other resellers will be announced. We continue to engage additional resellers as part of our overall plan. In addition, our pipeline continues to grow and our partners have sold DigiLIBE units. They are currently in the process of completing installation and customer verification.
The Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
3. Notes Payable
In June 2008, the Company negotiated a six-month payment plan with its primary software vendor Asigra, Inc (“Asigra”). Under the terms of this payment plan, the Company was granted extended payment terms that omitted Asigra’s standard 20% discount for net 30-day early payment. This payment plan reflected monthly payments based on a percentage of outstanding invoices owed for software licenses and maintenance, with any remaining outstanding balance payable in December 2008. In December 2008, this payment plan was extended for another 6-months with all outstanding debt payable in May 2009. In July 2009, we executed a Payment and Security Agreement (the “Security Agreement”) with Asigra that reflected an 8-month payment plan that would satisfy the existing balance owed to Asigra along with the inclusion of amounts to be charged over this 8-month period. This Security Agreement provided Asigra a security lien in the Company’s DigiBAK vault system. On March 6, 2010, the Company made the final payment called for under this Security Agreement and now owns all of Asigra licenses outright. During the three months ended March 31, 2010, we made payments totaling $364,572.
4. Convertible Debt
A summary of the changes in convertible debt for the three months ended March 31, 2010, is as follows:

Convertible debt at December 31, 2009	$3,679,273
Less: principal payments	(70,000)
Add: accrued interest converted into debt	3,985
Add: Amortization of discount	64,617

Subtotal	$3,677,875
Less: current maturities	(2,425,955)

Long-term portion of convertible debt	$1,251,920

During the three months ended March 31, 2010, we into entered settlement agreements with three convertible note holders. Pursuant to these agreements, we agreed to repay $63,933, which represents a discount to the face value, to settle the outstanding convertible notes. The final payment associated with these payment plans was made on April 22, 2010. In connection with the settlement, the note holders surrendered of all warrants associated with these notes.
As of March 31, 2010, the unamortized discount on the convertible debt amounted to $328,410 and the unrecognized contingent beneficial conversion feature amounted to $968,935. As of March 31, 2010, the Company is in default on approximately $936,244 of convertible debt and accrued interest. As of March 31, 2010, the unrecognized beneficial conversion feature on all convertible debt amounted to $1,096,020.

5. Equity
As of December 31, 2009, the equity raise reflected an approved maximum ceiling of $1.0M available for equity issuance. During the 1st quarter of 2010, we increased the equity raise from $1.0M to $1.5M resulting in additional capital raised of $765,300, net of issuance costs of $54,200, through the issuance of 4,102,500 common shares at $.20 per share.
During the 1st quarter of 2010, the Company issued 177,500 common shares for services. The shares vested immediately and were valued at $37,775 based on the grant-date quoted market value of our common stock.
During the 1st quarter of 2010, the Company issued 64,395 common shares to settle $12,879 of payables to an officer of the company. The shares vested immediately and were valued at $16,099 based on the grant-date quoted market value of our common stock. In connection with this settlement, we recorded additional compensation expense of $3,220.
6. Stock Options
A summary of option activities for the three months ended March 31, 2010 is reflected below:

			Weighted
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Life (yrs)
Outstanding at December 31, 2009	4,163,000	0.37
Granted	—	—
Canceled	—	—
Forfeited	—	—

Outstanding at March 31,2010	4,163,000	0.37	3.0

Exercisable at March 31, 2010	3,927,890	0.37	2.9

Stock option expense for the three months ended March 31, 2010 amounted to $19,715. As of March 31, 2010, there was approximately $289,430 of unrecognized cost which is expected to be recorded through September 2012. The outstanding options at March 31, 2010 have an intrinsic value of zero.
7. Stock Warrants
In conjunction with the Company’s current equity raise, the Company issued warrants totaling 340,000 with an exercise price of $0.30. These warrants have a term of 5 years, vested immediately and have a fair value of $77,395, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.37%, (2) warrant life of five years, (3) expected volatility of 181% and (4) zero expected dividends. The above warrants were accounted for as share issuance costs.
During the first quarter of 2010, the Company reached settlement agreements with three convertible note holders that included the surrender and forfeiture of the associated warrants totaling 55,000. Also, 250,000 warrants granted to the CEO were forfeited since the related performance conditions were not met.

A summary of warrant activities for the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining
	Warrants	Exercise Price	Life (yrs)
Outstanding at December 31, 2009	9,510,348	0.79
Granted	340,000	0.30
Forfeited	(305,000)	0.63

Outstanding at March 31, 2010	9,545,348	0.78	4.06

Exercisable	9,045,348	0.80	4.01

The weighted-average grant date fair value of warrants granted in 2010 was $0.23. The outstanding warrants have an intrinsic value of $86,300.
8. Commitments and Contingencies
On July 13, 2009, the Company was made a party to a complaint by nuArch, LLC, (“nuArch”) alleging breach of contract and sought recovery of unpaid compensation of approximately $140,000 for alleged services rendered during 2008 and 2009. On February 4, 2010, the Company entered into a Settlement Agreement with nuArch that reflected an agreed upon payment of $75,000 to be paid over a 9-month period commencing on March 22, 2010. Accordingly, the Company reduced the related payable based on the agreed settlement amount.
On January 18, 2010, the Company entered into a Confidential Settlement Agreement with a company that was formed by two former employees. The Company’s complaint against these two former employees and their new company alleged breach of contract, breach of fiduciary duties and breach of loyalty. An out-of-court settlement was reached reflecting monetary compensation to be paid to us, along with a non-compete period placed against these two former employees and their company.
From time to time, Digitiliti may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management, no pending or known threatened claims, actions or proceedings against Digitiliti are expected to have a material adverse effect on Digitiliti’s consolidated financial position, results of operations or cash flows. Digitiliti cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any lawsuits and investigations.
9. Subsequent Events
In connection with the Company’s equity raise, the Company sold 2,437,500 common shares at $0.20 per share for a total amount of $487,500.
The Company also issued 25,000 shares for services valued at $5,000.
In the second quarter of 2010, in lieu of wages, the Company issued 71,956 shares of fully vested common stock to the CEO valued at $21,875, in connection with his compensation package.

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This quarterly report contains “forward-looking statements “ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern goals, beliefs, plan objectives, intentions, expectations, financial condition, results of operations, future performance, business strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements are preceded by, followed by or include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.
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
The information in this quarterly report is as of March 31, 2010, or, where clearly indicated, as of the date of this filing. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Plan of Operation

The Business
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

Our emerging business product, announced in December, 2009, is called DigiLIBE. We believe that DigiLIBE is a game-changing product that addresses the root cause of companies’ information problems of unmanaged growth, lack of information governance and lack of ability to utilize and leverage stored data. We designed the DigiLIBE product from our experience in the storage and archiving business because we know that:

•	Organizations want to be able to govern their information;

•	People want to be able to access their information;

•	People and organizations want to be able to leverage the content of the information stored at the company, even if it is archived;

•	People and organizations want to be able to put disparate pieces of content together in a context that can be used to advantage; and

•	People and organizations want to be able to do this simply and inexpensively.

DigiLIBE was designed from the bottom up and from a human user perspective to achieve those objectives described above.

The DigiBak legacy business
Our DigiBAK solution can backup and restore structured and unstructured data on every machine in a network, including desktops, laptops, file and print servers. We provide storage through a “utility based computing” philosophy, where customers pay for the gigabytes of data they store in DigiBAK Vault facility. Our “digitiliti” Data Storage Center utilizes high speed communications and high performance, storage-centric computer servers.

Through our DigiBAK service, we combine powerful, agent-less backup software with our highly protected facility, to deliver to our customers an efficient and effective online-offsite data backup and restore solution. Our facilities enable us to provide offsite disaster recovery emphasizing intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings. Our DigiBAK Vault is located in the base of the former Minneapolis Federal Reserve Bank. It is a one of a kind facility providing web based on-demand backup/restore service with all the benefits of direct fiber access to a “Level 5” data center. The Vault has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets racks. It also has battery generator back up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network. Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense.

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

To ensure customer security, all data is encrypted before it leaves the customer site and when stored offsite. The encryption key is known only to the customer. The data can be unencrypted only by the customer, who would do so upon the need of a restore. If a customer loses their local data, they simply enter the commands to restore it via the administration console and data flows from the Data Storage Center back to the customer site. If the customer loses all data, DigiBAK can restore the latest data to a location of the customer’s choosing using a portable disk unit. In addition to being encrypted, the data is also highly compressed, making it safe and impenetrable from viruses and optimizing customers’ storage costs per gigabyte.

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

We utilize both direct in-house sales and sales through business partners such as VAR’s (Value Added Remarketers) and third party integrators. Our resellers have extensive data storage knowledge and expertise and an established customer base. Our sales plan targets reseller, OEM and channel partnerships regionally and nationally that possess utility-oriented sales systems. We and our partners target vertical markets in the Small Business Market (SMB) and the Small and Intermediate size Enterprises (SME) of 100 – 500 employees, per industry standard classification.

As a result of our sales and marketing efforts of our existing product, DigiBAK, our customer base has expanded from approximately 20 in fiscal 2005; to approximately 100 in fiscal 2006; to 508 in 2007; to 731 in 2008; to 789 in 2009 and 805 as of March 31, 2010. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007; to $3,075,308 in 2008, to $3,192,463 in 2009 and $625,127 as of March 31, 2010. Despite the significantly improved revenue from sales, we continue to struggle with profitability because of new product development, legacy issues of past due accounts payable, and potential convertible debt repayment requirements. Through most of 2009, we struggled to address those legacy issues, offered incentive for convertible debt holders to convert to equity and worked diligently to complete the new product development. As we entered into 2010, we have resolved many of the legacy issues and completed the new product development of our DigiLIBE product. While we still need to raise cash in 2010 to fund the launch of our new product, we are in a much better position than we were a year ago.

The Emerging New DigiLibe Product
In 2008, we began to pursue a strategy of developing new archiving software to provide more functionality to customers using our current DigiBAK service. Through 2009, we worked extremely hard to complete the development of this product, called DigiLIBE, a virtual corporate library, and announced that product in December, 2009. To raise capital, we determined that our future was in the new product and that it would be in our interests to sell the legacy DigiBAK business. We signed a Letter of Intent (“LOI”) to pursue this sale with a buyer, after considering a number of alternative interested parties. From the LOI, we worked for three months to close on an Asset Purchase Agreement. We could not agree to acceptable terms and mutually decided to end the negotiation. Out of that effort, we considered pursuing another potential buyer or evaluating structural changes to take our Vault forward strategically. To better control expenses during this time, we restructured our current DigiBAK business, outsourced technical support and cut resources. In addition, we upgraded our Asigra software to a new version offering improved performance and features. We again considered selling the DigiBAK business in 1Q 2010, however, as we began to launch DigiLIBE, we found that potential customers were looking for a total archiving solution which could benefit both businesses. There is synergism in both the current and the new business, and we believe it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging information life cycle management and control, client-based access to all stored information and active data archiving.

In the development of our new DigiLIBE product, we implemented a rigorous product development approach, established a concrete architectural framework and a very specific product development plan, with key development milestones and with automated test and integration systems. We restructured the product development team, and invested heavily in customer, reseller and industry expert demonstrations, to gain feedback on the product and to identify critical features and functions needed for Release 1 of this product and beyond. We established three key milestones in our development plan, the first being to have the “reference platform” completed by May 15, 2009, where the basic technology underpinnings and performance capabilities of DigiLIBE are operational and meeting requirements. This “reference platform” is the core intellectual property we have and will further introduce to the market and validated the feasibility of our approach. The second milestone was on June 15, 2009. In this milestone, we began to integrate end user and back-office function. The third milestone was on July 15, 2009, which was Release 1 “Function-freeze.” We have successfully completed each milestone and entered customer Beta Testing in the 3rd quarter 2009. In the 4th quarter, we integrated graphics with common look and feel and additional administrator reporting capabilities. DigiLIBE has received excellent feedback on the capability, performance and function our new product delivers since its December, 2009, initial release.

In the second quarter, we are continuing to work with our existing reseller channel to sell and support our DigiLIBE and DigiBAK product. In addition, we have signed new reseller agreements with three companies. One of these is Northland Systems of Medina, MN. We are in the process of developing go-to-market plans, doing technical product training and product evaluation, and working through the details of the order, delivery, and revenue recognition cycle with Northland and the other resellers. Once these actions are completed to a sufficient level of confidence that our relationship will yield successful results, the other resellers will be announced. We continue to engage additional resellers as part of our overall plan. In addition, our pipeline continues to grow and our partners have sold DigiLIBE units. They are currently in the process of completing installation and customer verification.

Through confidential disclosures and demonstrations, and from industry analysts, we believe that our new product is positioned to change the current information management and storage approach and achieve significant market opportunity. Our new product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace. This product offers a breakthrough approach to how companies store, archive and utilize information for competitive advantage. It will finally enable customers to control the information they create and access that information to gain business intelligence. DigiLIBE is disruptive technology in that it differs from the existing industry solutions in its completely integrated and simplified approach in one solution (versus linking point solutions together), and in the price point to implement and manage. DigiLIBE organizes CONTENT and puts information in CONTEXT for organizations to gain more efficiency and for competitive advantage. It’s an entirely different way to look at information. Today, the market is defined by the technology surrounding information management. With DigiLIBE, the market is defined by content creation and use. We believe our DigiLIBE product offers new industry innovations and have filed filed for patent protection in our initial patent application filing of January, 2009. Further, we believe there are no competitors that currently offer the breadth and depth of this approach.

The Market and Resellers
Similar to our current DigiBAK business, our channel strategy for DigiLIBE is to use resellers. DigiLIBE offers unique reseller value that goes beyond hardware and software to business consulting and software services. Our targeted markets are regulated industries with a vertical segment focus.
Internal Operations and Capabilities
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

In order to fund the new product launch, we have been aggressively reducing overall operating costs to increase profitability of our DigiBAK operations. Since 2008, we have reduced our annual salaries and wages by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold. As previously stated, we implemented additional restructuring of our DigiBAK operations to increase profitability, improve cash flow and reduce cash burn rate. Through these actions, we reduced our cash burn rate per month by approximately $100,000 in 2009. From 2008 to 2009, we reduced our operating expenses by 47%. We continue to raise additional capital to provide the financial resources needed to achieve our strategy, albeit we are balancing our desire to aggressively launch our new product with the reality of available capital. During 2009, we agreed to a payment plan with our primary Vault software provider, Asigra. This payment plan addressed the approximately $550,000 past due licenses from 2008 as well as those licenses due in 2009 and first three months of 2010 of approximately $300,000. The payment plan addressed all of these costs, allocated in a monthly payment plan which ended in March, 2010. We completed the Data Sales lease in November, 2009, and negotiated a $480,000 liability to Exanet down to $80,000, which was paid off in December 2009. We believe the results of these actions should enable us to achieve break-even cash flow in 2010 as we accelerate new product sales. We held our first annual shareholder meeting on October 15, 2009.

Continuing operations have been funded, in large part, through our $5.5 million offering of 12% convertible notes initiated in March 2007, our $750,000 offering of 12% secured convertible notes initiated in April 2009 and our $2,000,000 equity offering initiated in October 2009. The October 2009 equity raise was originally up to a maximum of $1,000,000, but was increased to $1,500,000 during the first quarter of 2010 and increased again to $2,000,000 in April 2010. This equity round of financing was offered shares of our common stock at $0.20 per share. As of March 31, 2010, this equity raise provided $1,364,500 of capital to fund business operations and development and marketing of our new DigiLibe product.

Prior to implementation of the Modification Proposal (discussed below), the March 2007 12% convertible notes were convertible into common stock at $0.50 per share, provided a registration statement covering the underlying common stock has been filed with the Securities and Exchange Commission and declared effective and upon expiration of an 18 month term. In addition, for each $1 in principal invested, the investor received a warrant to purchase one-half of a share of common stock with a five year term exercisable at $1.50 per share (the “A warrants”) and a warrant to acquire one-half of a share of common stock with a five year term exercisable at $2.25 per share (the “B warrants”) (see inducement discussion below). Each warrant could not be exercised during the first 6-months and one day following issuance, unless there was an effective registration statement covering the underlying common stock filed with the Securities and Exchange Commission. In addition, the April 2009 12% secured convertible notes were convertible into common stock at $0.35 per share, provided a registration statement covering the underlying common stock has been filed with the Securities and Exchange Commission and declared effective and upon expiration of a 24 month term. In addition, for each $1 in principal invested, the investor received a warrant to acquire one share of common stock with a five year term exercisable at $0.50 per share. These notes are secured against the Data Store Center Vault. We completed the $750,000 12% secured convertible debt offering in October, 2009.

In late 2008 and early 2009, we directly contacted our 12% convertible note holders and 12% secured convertible note holders to seek to restructure the debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”). On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved by board resolutions a reduction in the $1.50 and $2.25 exercise prices of the A and B warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share. The resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes. $35,000 in convertible notes had already been converted at the time of these resolutions. Accordingly, we were obligated to issue a total of 109,000 additional shares of our common stock for division among these holders.

Liquidity and Capital Resources
Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we may need to continue expanding the capacity of the Data Storage Center by investing in property and equipment and software licenses.
We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $3,417,761 at December 31, 2009. During the three months ended March 31, 2010, we had a working capital deficit of $3,662,601. We had cash of $104,057 as of March 31, 2010, compared to cash of $141,086 as of December 31, 2009.
We used $311,829 of net cash from operating activities for the three months ended March 31, 2010, compared to using $77,306 for the three months ended March 31, 2009. Cash used in operating activities during the three months ended March 31, 2010, funded a net loss of $808,640. This net loss was offset by non-cash charges of $159,453 for amortization and depreciation, $19,715 associated with stock options expense and $84,339 related to amortization of the discount on our convertible debt and deferred financing costs. In addition, the Company’s operating activities generated $61,412 from a decrease in accounts receivable that helped support a $170,044 increase in accrued expenses. Cash used in operating activities during the three months ended March 31, 2009, funded a net loss of $2,362,205. This net loss was offset by non-cash charges of $271,435 for amortization and depreciation, $63,241 associated with stock options expense, $740,001 related to amortization of the discount on our convertible debt and deferred financing costs, $979,809 associated with the Beneficial Conversion Feature resulting from those convertible notes that were converted and $30,264 associated with a decrease in accounts receivable and $88,112 associated with an increase in accrued expenses.
Net cash flows used by investing activities was $45,099 for the three months ended March 31, 2010, compared to net cash flows used in investing activities of $1,419 for the three months ended March 31, 2009. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.
Net cash flow provided by financing activities were $319,899 for the three months ended March 31, 2010, compared to net cash provided by financing activities of $101,177 for the three months ended March 31, 2009. During three months ended March 31, 2010, cash provided by financing activities is primarily due to proceeds of $765,300 received from issuance of our common stock, net of related issuance costs. We used these proceeds to make $10,829 in capital lease payments, $364,572 in payments on notes payable and $70,000 of payments on convertible debt. During three months ended March 31, 2009, cash provided by financing activities is primarily due to proceeds from notes payable of $165,197, offset by $54,485 payments on notes payable. In addition, the Company received $75,000 of notes payable from a related party, which helped to support $84,535 in payments on capital leases.
After implementation of our Modification Proposal referenced above regarding our outstanding convertible notes, the following table reflects as of March 31, 2010, the aggregate principal, accrued interest the combined totals, associated with our $5,500,000 12% convertible note offering funding that comes due during the 1st quarter of 2010.

Outstanding Convertible Note Table at March 31, 2010
from the $5,500,000 Private Offering

		Principal &
Principal	Acc. Interest	Accrued	Quarter when
Balance of	on	Interest on	Conv. Notes
Conv. Notes	Conv. Notes	Conv. Notes	Ouststanding
Outstanding	Outstanding	Outstanding	come due
$716,785	$219,459	$936,244	3/31/2010
$55,000	$19,402	$74,402	6/30/2010
$560,000	$178,313	$738,313	9/30/2010
$275,000	$81,098	$356,098	12/31/2010
$490,000	$122,647	$612,647	3/31/2011
$387,500	$87,161	$474,661	6/30/2011
$272,000	$55,624	$327,624	9/30/2011

$2,756,285	$763,704	$3,519,989
Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations. The Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations
For the three months ended March 31, 2010 and 2009
Sales for the three months ended March 31, 2010 decreased 37% to $625,127 compared to $860,279 for the three months ended March 31, 2009, reflecting a $235,152 decrease in quarterly revenue. This loss in revenue is a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services, a weak economy, and loss of a small number of larger customers where the cost of outsourcing archiving services became prohibitive to them. In response to these challenges, we took action to restructure our resources, strengthen our VAR and customer relationships, repositioned and rebranded our offering, initiated a stronger sales effort that had been decreased during the time we attempted to sell this business, and refined other aspects of the DigiBAK business to sustain our margins. Despite this decrease in revenue, we increased our customer count from 722 as of March 31, 2009 to 805 as of March 31, 2010 and our current customer base remains highly satisfied with our DigiBAK service offering.
Gross margin for the three months ended March 31, 2010 was $323,156 compared to $397,874 for the three months ended March 31, 2009, or a 5% gross profit margin increase to 51% for the three months ended March 31, 2010 compared to 46% for the three months ended March 31, 2009. This increase in margin reflects the direct benefits of actions described above taken by the Company during 2009 to streamline and strengthen of operations and personnel. In addition, the gross margin improvement reflects the inherent benefits of our business model which relies on the organic growth of our customer’s data, yet does not require a proportionate expenditure in capital costs. We continue to efficiently manage our Data Storage Center to plan for growth and capacity without requiring significant capital cost in the short term. Our strategy assumes we will refresh technology every three or four years, so we plan to refresh our hardware technology platform in 2010 to realized the performance and cost benefits of new technology.
Research and development expenses for the three months ended March 31, 2010 were $269,742 compared to $90,507 for the three months ended March 31, 2009. In the first quarter of 2009, we had realized that our effort to outsource product development to India was not working as anticipated, so we restructured and reorganized new product development, bringing it in-house through a combination of internal and targeted skilled contractors. This new approach implemented after April 2009 enabled us to redefine the DigiLIBE architecture and release plan, streamline the development process and provided a more efficient and effective development process yielding greater focus and oversight over design architecture, cost control, and schedule integrity. Given the timing of this new development approach, we incurred greater R&D expenditures during the first quarter of 2010 when compared to the same period of the prior year. In addition, the 1st quarter 2010 effort to complete the new product packaging and documentation, integrate the “back office” accounting and tracking software, and strengthen test and quality assurance processes required additional contracted and direct resources.
Given the release and roll-out of our new DigiLibe product in the first quarter of 2010, we incurred significantly higher sales and marketing expenses for the three months ended March 31, 2010 of $175,293 compared to $86,751 incurred during the three months ended March 31, 2009. This increase in sales and marketing expenditure directly relates to our DigiLibe market launch actions, which include; establishment of regional and national reseller processes and agreements, and retaining a public relations and industry trade group to create market and industry awareness through product promotion within the industry analyst community, trade publications, and target market segments.
Offsetting this increase in sales and marketing expense are actions to reduce other company overhead. Our general and administrative expenses were reduced 23% from $592,574 incurred during the three months ended March 31, 2009 compared to $458,631 for the three months ending March 31, 2010. The improvement is attributable to our conscious efforts to slash costs and streamline administration and reduce executive salaries. The business restructuring in 2009 resulted in target efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO.

The dramatic decrease of $1,762,117 in interest expense between the comparative three months ended March 31, 2010 and March 31, 2009 is attributed to the amount of convertible notes that were converted under the terms of the Modification Proposal that resulted in the recognition of approximately $1,455,000 of interest expense related to the following components of the convertible notes: (1) the beneficial conversion feature, (2) the unamortized discount and (3) the fair value of the incremental compensation costs resulting from the modification on the exercise price of the warrants.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements during 2010 and 2009.

Item 4T.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 240.15d — 15(e)) that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms. Our disclosure controls and procedures are also designed to accumulate and communicate information to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2010. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms. In particular, we have identified the following material weakness in our disclosure controls:
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
In response to these material weaknesses, management continues to address these issues with (1) the establishment of an Audit Committee effective April 2009, (2) the successful conversion to a new accounting software system effective April, 2010 that is expected to provide for a more efficient and timely reporting and financial disclosures and (3) the hiring of three more administrative and accounting personnel during the first quarter that serves to address the segregations of duties weaknesses referenced above.
Changes in internal control over financial reporting
Except as indicated in the preceding paragraphs about management’s evaluation of our disclosure controls and procedures, there have not been any changes in our internal controls over financial reporting that occurred during our first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On July 13, 2009, the Company was made a party to a complaint by nuArch, LLC, (“nuArch”) alleging breach of contract and sought recovery of unpaid compensation of approximately $140,000 for alleged services rendered during 2008 and 2009. On February 4, 2010, the Company entered into a Settlement Agreement with nuArch that reflected an agreed upon payment of $75,000 to be paid over a 9-month period commencing on March 22, 2010. Accordingly, the Company reduced the related payable based on the agreed settlement amount.
On January 18, 2010, the Company entered into a Confidential Settlement Agreement with a company that was formed by two former employees. The Company’s complaint against these two former employees and their new company alleged breach of contract, breach of fiduciary duties and breach of loyalty. An out-of-court settlement was reached reflecting monetary compensation to be paid to us, along with a non-compete period placed against these two former employees and their company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On January 21, 2010, the Company issued 64,395 shares of the Company’s common stock to an officer in exchange for the discharge of $12,879 of related party payables. The securities were issued in a transaction exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act of 1933, as amended.
In the first quarter of 2010, in lieu of wages, the Company issued 71,956 shares of fully vested common stock to the CEO valued at $21,875, in connection with his compensation package.
During the first quarter of 2010, the Company raised $819,500 of proceeds through a stock private placement that resulted in the issuance of 4,102,500 shares of the Company’s common stock at $0.20 per share. Subsequent to March 31, 2010, the Company has raised an additional $492,500 of proceeds from this stock private placement that has resulted in the issuance of 2,462,500 shares of the Company’s common stock at $0.20 per share reflecting total share issued of 9,290,000 of the maximum allotted shares under this private placement of 10,000,000. The securities sold pursuant to this private placement were issued in a transaction exempt from the registration requirements of the Securities Act under Sections 4(2) and Rule 506 of Regulation D promulgated under the Securities Act.

Item 3.	Defaults Upon Senior Securities.
After implementation of our Modification Proposal, which is discussed in Item 2 above, the following table reflects the convertible notes (remaining aggregate principal and accrued but unpaid interest) that were outstanding as of May 14, 2010.

Outstanding Convertible Note Table at May 14, 2010
from the $5.5M Private Offering

		Principal &
Principal	Acc. Interest	Accrued	Quarter when
Balance of	on	Interest on	Conv. Notes
Conv. Notes	Conv. Notes	Conv. Notes	Ouststanding
Outstanding	Outstanding	Outstanding	come due
$716,785	$229,193	$945,978	3/31/2010
$55,000	$20,093	$75,093	6/30/2010
$560,000	$186,527	$746,527	9/30/2010
$275,000	$85,132	$360,132	12/31/2010
$490,000	$129,833	$619,833	3/31/2011
$387,500	$92,844	$480,344	6/30/2011
$272,000	$59,613	$331,613	9/30/2011

$2,756,285	$803,235	$3,559,520
Based on the information detailed above, some of these convertible notes have matured and approximately $945,978 in aggregate principal and accrued interest is currently due under these convertible notes as of May 14, 2010. Currently, we are in default regarding the repayment of principle and accrued interest of such convertible notes. We have not entered into any formal repayment schedules, but we continue to negotiate alternative payment arrangements, extensions or conversions with the holders of such convertible notes.

Item 6.	Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.
Date: May 15, 2010	By:	/s/Roy A. Bauer
Roy A. Bauer, President, CEO

Date: May 15, 2010	By:	/s/William McDonald
William McDonald, CFO

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

31.1*		302 Certification of CEO, Roy A. Bauer

31.2*		302 Certification of CFO, William McDonald

32.1*		906 Certification

99.1		Settlement Agreement and Release dated March 8, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2010).

	*	Filed herewith