Form 10-Q
period 2010-06-30
Digitiliti Inc
filed 2010-08-16
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at August 13, 2010
Common Stock, $.001 par value per share	64,745,000 shares

DIGITILITI, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$455,140	$141,086
Accounts receivable	431,562	484,203
Prepaid and other current assets	157,265	220,304

Total current assets	1,043,967	845,593

Property and equipment, net	318,403	444,675
Software license, net	569,405	713,199
Deferred financing costs	8,869	113,334
Other assets	7,322	7,322

Total assets	$1,947,966	$2,124,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$444,256	$436,389
Accounts payable — related parties	—	7,861
Accrued expenses	711,481	1,222,143
Notes payable	231,540	518,371
Current maturities of convertible debt	572,179	2,032,771
Deferred income	10,722	—
Current maturities of capital lease obligations	44,923	45,819

Total current liabilities	2,015,101	4,263,354

Other Liabilities
Convertible debt, non-current	271,383	1,646,502
Capital lease obligations, non-current	—	24,043
Deferred rent	6,760	11,552
Other liabilities	3,607	3,607

Total liabilities	2,296,851	5,949,058

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized, 723,895 shares issued and outstanding	724	—
Common stock, $.001 par value; 100,000,000 shares authorized, 64,209,298 and 38,808,736 shares issued and outstanding, respectively	64,210	38,809
Additional paid-in capital	23,286,621	15,448,392
Accumulated deficit	(23,700,440)	(19,312,136)

Total stockholder’s deficit	(348,885)	(3,824,935)

Total liabilities and stockholder’s deficit	$1,947,966	$2,124,123

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
				Restated

REVENUES	$539,007	$859,669	$1,164,134	$1,719,948

COST OF REVENUES	378,397	544,118	680,368	1,006,523

GROSS PROFIT	160,610	315,551	483,766	713,425

OPERATING EXPENSES
Selling and marketing	201,285	118,578	376,578	205,329
General and administrative	1,078,605	621,349	1,537,236	1,213,923
Research and development	262,241	242,372	531,983	332,879

Total operating expenses	1,542,131	982,299	2,445,797	1,752,131

LOSS FROM OPERATIONS	(1,381,521)	(666,748)	(1,962,031)	(1,038,706)

OTHER EXPENSES
Loss on extinguishment of debt	(318,294)	—	(318,294)	—
Interest expense	(1,879,849)	(290,477)	(2,107,979)	(2,280,724)

Total other expenses	(2,198,143)	(290,477)	(2,426,273)	(2,280,724)

NET LOSS	$(3,579,664)	$(957,225)	$(4,388,304)	$(3,319,430)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.08)	$(0.03)	$(0.10)	$(0.10)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	45,663,981	34,231,316	43,503,332	33,437,064
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(4,388,304)	$(3,319,430)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	166,868	376,335
Amortization of software licenses	149,332	193,866
Beneficial conversion feature on converted notes	1,478,707	977,029
Amortization of deferred financing costs	36,849	140,879
Amortization of discount on convertible debt	317,205	751,058
Loss on extinguishment of debt	318,294	—
Warrants expense	387,959	266,717
Bad debt expense	—	20,692
Shares issued for services	113,495	—
Employee stock option expense	68,342	108,784
Changes in operating assets and liabilities:
Accounts receivable	52,641	(107,392)
Prepaid and other current assets	63,039	995
Accounts payable	75,928	122,635
Accrued expenses	291,325	278,826
Due to related parties	(7,861)	3,668
Deferred income	10,722	—
Deferred rent	(4,792)	(3,334)

Net cash used in operating activities	(870,251)	(188,672)

INVESTING ACTIVITIES
Purchase of property and equipment	(40,596)	—
Purchase of software license	(5,538)	(5,880)

Net cash used in investing activities	(46,134)	(5,880)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	—	350,000
Financing costs	—	(35,000)
Proceeds from sale of common stock, net of issuance costs	1,214,050	—
Proceeds from the exercise of warrants	500,900	—
Payments on capital lease obligations	(24,939)	(225,655)
Proceeds from notes payable — related parties	—	75,000
Proceeds from note payable	—	165,197
Payments on notes payable	(364,572)	(139,572)
Payments on convertible notes	(95,000)	—

Net cash provided by financing activities	1,230,439	189,970

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Six Months Ended
	June 30,
	2010	2009
NET INCREASE (DECREASE) IN CASH	314,054	(4,582)
CASH AT BEGINNING OF PERIOD	141,086	36,317

CASH AT END OF PERIOD	$455,140	$31,735

Supplemental Cash Flow Information
Cash paid for interest	$56,842	$44,307
Cash paid for income taxes	—	—

Non-Cash Financing and Investing Activities
Notes payable issued for addition to property and maintenance fees	56,634	—
Accrued interest converted to debt principal	21,107	—
Equipment acquired under capital lease	—	8,230
Notes payable issued to acquire software	—	104,025
Common stock issued for debt and accrued interest	3,167,833	2,648,203
Preferred stock issued for debt and accrued interest	723,895	—
Common stock issued for liabilities	12,879	—
Discount on convertible debt	—	212,852
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and Accounting Policies
The accompanying unaudited interim consolidated financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Restatement of Prior Period
During the Company’s year-end close procedures conducted during the audit of its 2009 financial statements, the Company’s registered independent public accounting firm discovered and informed the Company of a misstatement that occurred in the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2009. To correct this misstatement, the Company recorded a noncash adjustment for the three months ended March 31, 2009 of $771,453 which served to increase interest expense and Additional Paid in Capital. This noncash adjustment resulted from an understatement in the amount of beneficial conversion feature recognized when certain note holders converted their notes during the six months ended June 30, 2009. The following table reflects the impact of the above error to the consolidated statement of operations for the six months ended June 30, 2009:
The six months ended June 30, 2009:

	As previously
	Reported	Adjustments	Adjusted
Interest expense	$1,509,271	$771,453	$2,280,724
Net loss	$2,547,977	$771,453	3,319,430
Loss per share — Basic and diluted	0.08	0.02	0.10
Software Revenue Recognition
The Company derives its revenue from sales of its products and services. Product revenue is derived from sales of the Company’s DigiBak service and new DigiLibe service.
The DigiBak service provides an offsite storage solution through a “utility based computing philosophy” where customers pay for the gigabytes of data they store in the DigiBak vault.
The new DigiLibe service offers a comprehensive information management system in a completely integrated and simplified single solution. The DigiLibe service is controlled via a centralized policy engine that identifies, captures, develops, secures, indexes, stores and archive information assets. The DigiLibe service is a multiple element software sales arrangement that is comprised of three key components that act as one: Client Agent, Information Director, and Archive Information Store. These components acting together structure the unstructured data to form a corporate information library where content can be accessed by users and applications regardless of where the data is stored.

For multiple element software license sales arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding software arrangement with a customer for the license of software (2) we deliver the software, (3) customer payment is deemed fixed or determinable and free of contingencies of significant uncertainties; and (4) collection is probable.
For sales arrangements with multiple elements, we defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the periods in which the service is performed. If we cannot objectively determine the fair value of any undelivered element included in bundled arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements.
Reclassifications
Certain accounts in the prior period were reclassified to conform with the current period’s financial statement presentation.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) to:
(i)	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii)
require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE);

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and

(iv)
expand the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the revised guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition.

In addition, in October 2009, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”) to amend the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. The revised revenue recognition accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted. We are required to adopt this standard at the beginning of fiscal 2011, which begins on January 1, 2011. We are assessing the impact of the new accounting standards on our financial position and results of operations.
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

2. Going Concern
As shown in the accompanying financial statements, the Company incurred net losses of $4,388,304 for the six months ended June 30, 2010 and an accumulated deficit of $23,700,440. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
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
3. Notes Payable
In June 2008, the Company negotiated a six-month payment plan with its primary software vendor Asigra, Inc. Under the terms of this payment plan, the Company was granted extended payment terms that omitted Asigra’s standard 20% discount for net 30-day early payment. This payment plan reflected monthly payments based on a percentage of outstanding invoices owed for software licenses and maintenance, with any remaining outstanding balance payable in December 2008. In December 2008, this payment plan was extended for another 6-months with all outstanding debt payable in May 2009. In July 2009, we executed a Payment and Security Agreement (the “Security Agreement”) with Asigra that reflected an 8-month payment plan that would satisfy the existing balance owed to Asigra along with the inclusion of amounts to be charged over this 8-month period. This Security Agreement provided Asigra a security lien in the Company’s DigiBAK vault system. On March 6, 2010, the Company made the final payment called for under this Security Agreement and now owns all of Asigra licenses outright. During the six months ended June 30, 2010, we made payments totaling $364,572.
4. Convertible Debt
In June 2010, under the terms of our Incentive Offer, we initiated a request to all of our unsecured convertible debt holders to convert their convertible notes into shares of common stock at a preferential $0.20 per share conversion rate. In response to this offer, the Company converted $2,462,300 of its unsecured convertible debt and $705,532 of accrued interest into 15,839,167 shares of the Company’s common stock. Also included in this Incentive Offer was the opportunity for the secured convertible debt holders to convert their convertible notes into shares of the Company’s Series A Convertible Preferred Stock at a conversion rate of $1.00 per share (whereby each Preferred Stock is convertible into five shares of common stock). In response, the Company converted $650,000 of its secured convertible debt and $73,895 of accrued interest into 723,895 shares of the Company’s Series A Convertible Preferred Stock. The secured and unsecured debt holders who elected to convert were also allowed to exercise their outstanding common stock warrants at a reduced exercise price of $0.20 per share.
The Company accounted for the above transactions as an induced conversion under the guidance of FASB ASC 470-20. Under ASC 470-20, the Company recognized additional interest expense totaling $1,661,070 which comprised of the incremental increase in the fair value of the conversion option of the debt of $594,555, the amortization of the unamortized discounts on the date of conversion of $182,363 and the recognition of the contingent beneficial conversion feature on the notes of $884,152. There was no incremental compensation cost that resulted from the reduction in the warrants’ exercise price.The contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. Accordingly, the beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and additional paid-in capital.
The Company accounted for the issuance of the Series A Convertible Preferred Stock for the repayment of the secured convertible debt as a debt extinguishment under FASB ASC 470-50. As a result, a total loss on the extinguishment of $176,696 was recognized for the six months ended June 30, 2010.
During the six months ended June 30, 2010, the Company entered into settlement agreements with three unsecured convertible note holders. Pursuant to these agreements, the Company repaid an aggregate of $85,000 of principal and $8,933 of accrued interest to settle the outstanding convertible notes. In connection with the settlement, the note holders surrendered all of the warrants associated with these notes.

In conjunction with the Incentive Offer executed during second quarter of 2010, the Company entered into partial settlement agreements with three unsecured convertible note holders that provided for the repayment of $39,982 of principal and interest in return for the conversion of the remaining balances of their respective convertible notes amounting to $134,800. The partial settlement of each of these convertible notes represented a discount to the face value of the debt and involved the surrender of all or a portion of the warrants associated with each convertible note.
As of June 30, 2010, the unamortized discount on the secured and unsecured convertible debt totaled $21,438. As of June 30, 2010, the Company is in default on approximately $265,000 of unsecured convertible debt. As of June 30, 2010, the unrecognized beneficial conversion feature on the outstanding secured and unsecured convertible debt totaled $50,216 and $68,432, respectively.
On June 30, 2010, the Company modified the terms of a previously issued $250,000 convertible note whereby the maturity date was extended from October 16, 2009 to December 31, 2011 and the conversion rate was reduced from $0.50 to $0.20. In connection with the modification, the Company granted the holder 50,000 common stock warrants exercisable at $0.20 per share. The fair value of the warrants was determined to be $9,000 (see Note 7). The incremental increase in the fair value of the conversion option was determined to be $132,598. The Company evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on extinguishment of $141,598 was recognized during the six months ended June 30, 2010.
On June 30, 2010, the Company modified the terms of a previously issued $250,000 convertible note whereby the maturity date was extended from May 20, 2009 to August 31, 2010. The debt is convertible into common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The Company evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.
A summary of the changes in convertible debt for the six months ended June 30, 2010, is as follows:

Convertible debt at December 31, 2009	$3,679,273
Less: principal payments	(95,000)
Less: principal converted to equity	(3,112,300)
Add: write-off of discount	236,747
Add: Amortization of discount	134,842

Subtotal	$843,562
Less: current maturities	(572,179)

Long-term portion of convertible debt	$271,383

5. Equity
During the six months ended June 30, 2010, in connection with a private placement, the Company sold 6,565,000 common shares at $0.20 per share for cash proceeds of $1,312,000, net of issuance costs of $97,950.
During the six months ended June 30, 2010, the Company issued 427,500 common shares for services valued at $110,275 based on the grant-date quoted market value of the Company’s stock.
During the six months ended June 30, 2010, the Company issued 64,395 common shares to settle payables to an officer of the Company. The shares were valued at $16,099 based on the grant-date quoted market value of the Company’s stock. In connection with this settlement, the Company recorded additional compensation expense of $3,220.
During the six months ended June 30, 2010, in connection with the Incentive Offer the Company issued 2,504,500 common shares for the exercise of 2,504,500 common stock warrants and received cash proceeds of $500,900.

During the six months ended June 30, 2010, in connection with the Incentive Offer, the Company issued 723,895 shares of Series A Convertible Preferred Stock to repay $650,000 of principal and $73,895 of accrued interest on the secured convertible debt (see Note 4). Each share of Series A Convertible Preferred Stock is convertible into 5 shares of common stock at the option of the holder and are entitled to annual cumulative dividends at the rate of 6%. The Series A Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occur:
a)	The Company’s common stock trades at $0.60 per share for more than 10 consecutive days;
b)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or
c)	At least 2/3 of the authorized shares of the Series A convertible preferred stock have been converted to common shares.
6. Stock Options
During the six months ended June 30, 2010, the Company granted 100,000 common stock options with an exercise price of $0.35 per share. These options have a term of 7 years, vested immediately and have a fair value of $21,991, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.44%, (2) expected term of 3.5 years, (3) expected volatility of 383% and (4) zero expected dividends.
Stock option expense for the six months ended June 30, 2010 totaled $68,342. As of June 30, 2010, there was approximately $160,332 of unrecognized option expense which is expected to be recorded through September 2012.
A summary of option activities for the six months ended June 30, 2010 is reflected below:

			Weighted
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Life (yrs)
Outstanding at December 31, 2009	1,845,000	0.37
Granted	100,000	0.35
Canceled	—	—
Forfeited	—	—

Outstanding at June 30,2010	1,945,000	0.37	3.7

Exercisable at June 30, 2010	1,035,265	0.37	3.6

The weighted-average grant date fair value of options granted in 2010 was $0.22. The outstanding options at June 30, 2010 have an intrinsic value of zero.
7. Stock Warrants
In conjunction with the Company’s equity raise, the Company granted 340,000 common stock warrants with an exercise price of $0.30 per share to a consulting group that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $77,395, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.37%, (2) expected life of five years, (3) expected volatility of 181% and (4) zero expected dividends. The above warrants were accounted for against the Company’s additional paid-in capital account as share issuance costs.
Pursuant to the terms of a former executive officer’s severance agreement, the Company granted 1,500,000 common stock warrants with an exercise price of $0.385 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $374,995, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The above warrants were accounted for as stock based compensation.

As compensation for computer software programming services provided, the Company granted 50,000 common stock warrants with an exercise price of $0.35 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $12,500, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The above warrants were accounted for as stock based compensation.
In return for extending the maturity date of a convertible note (see Note 4), the Company granted 50,000 common stock warrants with an exercise price of $0.20 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $9,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 377% and (4) zero expected dividends. The above warrants were accounted for as a loss on debt extinguishment.
During the six months ended June 30, 2010, the Company reached settlement agreements with three convertible note holders that included the surrender and forfeiture of an aggregate of 55,000 associated common stock warrants.
During the six months ended June 30, 2010, the Company reached partial settlement agreements that were entered into in conjunction with the Incentive Offer (see Note 4) involving two convertible note holders that resulted in the surrender and forfeiture of 37,500 common stock warrants.
A summary of warrant activities for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining
	Warrants	Exercise Price	Life (yrs)
Outstanding at December 31, 2009	9,510,348	0.79
Granted	1,940,000	0.36
Exercised	(2,504,500)	0.92
Forfeited	(592,500)	0.62

Outstanding at June 30, 2010	8,353,348	0.67	3.93

Exercisable	8,103,348	0.67	3.92

The weighted-average grant date fair value of warrants granted in 2010 was $0.24. The outstanding warrants at June 30, 2010 have an intrinsic value of zero.
8. Commitments and Contingencies
On July 13, 2009, the Company was made a party to a complaint by nuArch, LLC, alleging breach of contract and sought recovery of unpaid compensation of approximately $140,000 for alleged services rendered during 2008 and 2009. On February 4, 2010, the Company entered into a Settlement Agreement with nuArch that reflected an agreed upon payment of $75,000 to be paid over a 9-month period commencing on March 22, 2010. Accordingly, the Company reduced the related payable based on the agreed settlement amount. To date, all payments have been made in compliance with the terms of this Settlement Agreement.
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

9. Subsequent Events
The final closing of the Incentive Offer (see Note 4) took effect on July 23, 2010, resulting in the following subsequent conversion of convertible debt and exercise of warrants:
1.	$75,000 of unsecured debt plus accrued interest of $23,140 was converted into 490,702 common shares,
2.	45,000 warrants were exercised into an equal number of common shares providing for $9,000 of additional equity proceeds, and
3.	$25,000 of secured debt plus accrued interest of $3,367 was converted into 28,367 Series A Convertible Preferred shares.
Upon final closing of the Incentive Offer on July 23, 2010, the Company has $258,240 of debt and accrued interest outstanding from the $5.5 million unsecured offering and $83,958 of debt and accrued interest outstanding from the $750,000 secured offering.

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
The information in this quarterly report is as of June 30, 2010, or, where clearly indicated, as of the date of this filing. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
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

The DigiBak legacy business
Our DigiBAK solution can backup and restore emails and data on every machine in a network, including desktops, laptops, file and print servers. We provide storage through a “utility based computing” philosophy, where customers pay for the gigabytes of data they store in DigiBAK Vault facility. Our “digitiliti” Data Storage Center utilizes the following technologies:
•	XO Communications Level 5 RAID System Data Center;
•	High performance fiber channel and iSCSI RAID Systems or Arrays (ìRAID Systemsî);
•	Foundry Networks Fast Iron Gigabit Ethernet Switches;
•	Qlogic fiber channel switches and iSCSI adapters;
•	Dell Power Edge servers;
•	N+1 Grid Architecture for backup;
•	Diesel powered generators to protect against power outages;
•	Unlimited bandwidth to grow; and
•	Exanet Global Files System and IBM DS4100 RAID Systems.
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
We contract with XO Communications for our DigiBAK Vault space and communication lines. XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 80 metropolitan markets across the United States. This relationship helps control capital expenditures yet maintains flexibility to set up a new data center in any one of 80 geographically dispersed locations throughout the world, thereby reducing geographic concerns.

We utilize both direct in-house sales and sales through business partners such as VAR’s (Value Added Remarketers) and third party integrators. Our resellers have extensive data storage knowledge and expertise and an established customer base. Our sales plan targets reseller, OEM and channel partnerships regionally and nationally that possess utility-oriented sales systems. We and our partners target vertical markets specifically in the Small Business Market (SMB) and the Small and Intermediate size Enterprises of 100 — 500 employees with an average of four sites and five — 20 TB of information to archive.
As a result of our sales and marketing efforts of our DigiBAK product, our customer base has expanded from approximately 20 in fiscal 2005 to approximately 100 in fiscal 2006; 508 in 2007; 731 in 2008; 789 in 2009 and 831 as of June 30, 2010. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007; $3,075,308 in 2008, to $3,192,463 in 2009 and $1,164,134 as of June 30, 2010. Despite the significantly improved revenue from sales, we continue to struggle with profitability because of new product development, legacy issues of past due accounts payable, and potential convertible debt repayment requirements. Through most of 2009, we struggled to clean up those legacy issues, offered incentives for convertible debt holders to convert into equity and in the first quarter of 2010 worked diligently to complete the new product development. As we entered into 2010, we resolved most of the legacy issues and completed the new product development of our DigiLIBE product. While we still need to raise cash in 2010 to fund the launch of our new product, we are in a much better position than we were a year ago.
The Emerging New DigiLibe Product
In 2008, we began to pursue a strategy of developing new archiving software to provide more functionality to customers using our current DigiBAK service. Through 2009, we worked extremely hard to complete the development of this product, called DigiLIBE, a virtual corporate library, and announced that product in December, 2009. To raise capital, we determined that our future was in the new product and that it would be in our interests to sell the legacy DigiBAK business. We signed a Letter of Intent (“LOI”) to pursue this sale with a buyer, after considering a number of alternative interested parties. From the LOI, we worked for three months to close on an Asset Purchase Agreement. We could not agree to acceptable terms and mutually decided to end the negotiation. Out of that effort, we considered pursuing another potential buyer or evaluating structural changes to take our Vault forward strategically. We again considered selling the DigiBAK business in 1Q 2010, however, as we began to launch DigiLIBE, we found that potential customers were looking for a total archiving solution which could benefit both businesses. There is synergism in both the current and the new business, and we believe it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging information life cycle management and control, client-based access to all stored information and active data archiving. We believe implementing this strategy offers potentially much more shareholder value, but will require a strongly managed effort between short and long term needs and goals. To better control expenses during this time, we restructured our current DigiBAK business, outsourced technical support and cut resources. In addition, we upgraded our Asigra software to a new version offering improved performance and features. We have not completely eliminated the option of selling DigiBAK, but our short term approach to DigiBAK is one of “maintaining” that business and customer set and shifting resources to the new DigiLIBE product.
We believe the benefits of making a strategic decision to grow both the DigiBAK and DigiLibe businesses are:
(i)	to solve a major industry and customer problem of managing continually growing information volume and associated cost of storage and retrieval;
(ii)	to be able to access a larger share of opportunity in the information management storage business;
(iii)	to offer significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and
(iv)	to optimize how we synergistically allocate capital and resources between both business.

In the development of our new DigiLIBE product, we implemented a rigorous product development approach, established a concrete architectural framework and a very specific product development plan, with key development milestones and with automated test and integration systems. We restructured the product development team, and invested heavily in customer, reseller and industry expert demonstrations, to gain feedback on the product and to identify critical features and functions needed for Release 1 of this product and beyond. We established three key milestones in our development plan, the first being to have the “reference platform” completed by May 15, 2009, where the basic technology underpinnings and performance capabilities of DigiLIBE are operational and meeting requirements. This “reference platform” is the core intellectual property we have and will further introduce to the market and validate the feasibility of our approach. The second milestone was on June 15, 2009. In this milestone, we began to integrate end user and back-office function. The third milestone was on July 15, 2009, which was Release 1 “Function-freeze.” We have successfully completed each milestone and entered customer Beta Testing in the 3rd quarter 2009. In the 4th quarter, we integrated graphics with common look and feel and additional administrator reporting capabilities. DigiLIBE has received excellent feedback on the capability, performance and function our new product delivers since its December, 2009, initial release. Our sales and prospecting efforts have also reaffirmed the potential of selling DigiBAK services as part of a DigiLIBE sale.
Through confidential disclosures and demonstrations, and from industry analysts, we believe that our new product is positioned to change the current information management and storage approach and achieve significant market opportunity. This is because we offer a solution addressing the root cause of an industry-wide problem of data proliferation, volume growth, limited-to-no policy-level information control and all of the associated cost and management problems that result — and we believe we can solve these problems with significantly better cost performance and simplicity. Our new product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace. This product offers a breakthrough approach to how companies store, archive and utilize information for competitive advantage. It will finally enable customers to control the information they create and access that information to gain business intelligence. DigiLIBE is disruptive technology in that it differs from the existing industry solutions in its completely integrated and simplified approach in one solution (versus linking point solutions together), and in the price point to implement and manage. Further, we believe there are no competitors that currently offer the breadth and depth of this approach.
Intellectual Property Protection
The Company has patents pending related to the architecture of its Digilibe software. The heart of the architecture is its client, or human approach. This client-centric approach is unique in the industry and provides differentiated capability to capture critical information and apply policies at the time of creation. Most other approaches capture metadata and apply policies at the time of storage, missing critical creation information. In addition, it enables “Global de-duplication” or system-wide de-duplication, versus point in time de-duplication. Most importantly, what DigiLIBE does is to take unstructured documents and emails and creates a common information object that can then be accessed and analyzed to leverage information and gain intelligence from all the information employees create daily, store, and archive for years. DigiLIBE organizes CONTENT and puts information in CONTEXT for organizations to gain more efficiency and for competitive advantage. It’s an entirely different way to look at information. Today, the market is defined by the technology surrounding information management. With DigiLIBE, the market is defined by content creation and use.
The Market and Resellers
Similar to our current DigiBAK business, our channel strategy for DigiLIBE is to use resellers. Unlike our current DigiBAK product, our reseller approach is to target regional and national resellers who have technical support and infrastructure to deploy the product into the small and intermediate size enterprises of 50 to 1500 employees or workstations. Our strategy is to develop these channels and, because of their broader market presence and focus on the needs of the business (versus technology), be able to achieve market penetration more rapidly. In the 2nd quarter 2010, we added three notable regional and national resellers to the Digitiliti family, Northland Systems, a Minnesota Company, RSM McGladrey, a National Consulting Services firm, and Coolcat, Inc, a Florida Managed Services Provider (MSP) specializing in PCI (credit card) compliance.
DigiLIBE offers unique reseller value that goes beyond hardware and software to services — at the executive level for information policy development and refinement, at the user level for information and workflow application development and a reoccurring revenue model for active archiving volumes. Our targeted markets are regulated industries with a vertical segment focus on Financial, Legal, Health Care and government (state, local). We price DigiLIBE as a one-time fee for hardware, software and a per-client (user or workstation) fee, plus annual maintenance. Further, there is an on-going fee for the archival part of the product which is based on the amount of data customers archive. For resellers, the incentive is that they can grow their business by selling the product, plus they get a monthly annuity from the cost of data archiving.

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
(2) A new product development team launched Release 1 of DigiLIBE in the second quarter of 2010, and Release 2 is in the final development phases of confirming features and function that will strengthen the development and QA release system and process.
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
In order to fund the new product launch, we have been aggressively reducing overall operating costs to increase profitability of our DigiBAK operations. Since 2008, we have reduced our annual salaries and wages by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold. As previously stated, we implemented additional restructuring of our DigiBAK operations to increase profitability, improve cash flow and reduce cash burn rate. Through these actions, we reduced our cash burn rate per month by approximately $100,000 in 2009. From 2008 to 2009, we reduced our operating expenses by 47%. We continue to raise additional capital to provide the financial resources needed to achieve our strategy, albeit we are balancing our desire to aggressively launch our new product with the reality of available capital. As of March, 2010, we finished 3 major payment plans related to legacy accounts payable past due. We held our first annual shareholder meeting on October 15, 2009.
Continuing operations have been funded, in large part, through the following:
1.	A $5.5 million offering of 12% convertible notes initiated in March 2007 and completed in September 2008,
2.	A $250,000 convertible note dated October 16, 2008, that reflected a 12% interest rate issued to a shareholder,
3.	A $250,000 convertible note dated November 11, 2008, that reflected a 12% interest rate issued to a shareholder,
4.	A $750,000 offering of 12% secured convertible notes initiated in April 2009 and completed in October 2009, and
5.
A $2,000,000 equity offering initiated in October 2009 and closed in May 2010. This equity offering originally reflected a maximum offering of $1,000,000, but was increased to $1,500,000 during the first quarter of 2010 and increased again to $2,000,000 in April 2010. This equity round of financing offered shares of our common stock at $0.20 per share and was closed in May 2010 resulting in $1,715,550 in equity proceeds through the issuance of 9,290,000 common shares.

The terms of the $5.5 million offering of 12% convertible notes reflect the option to convert the principal and accrued interest into common stock at $0.50 per share, provided a registration statement covering the underlying common stock has been filed with the Securities and Exchange Commission and declared effective and upon expiration of an 18 month term. In addition, for each $1 in principal invested, the investor received a warrant to purchase one-half of a share of common stock with a five year term exercisable at $1.50 per share (the “A warrants”) and a warrant to acquire one-half of a share of common stock with a five year term exercisable at $2.25 per share (the “B warrants”) (see inducement discussion below). Each warrant could not be exercised during the first 6-months and one day following issuance, unless there was an effective registration statement covering the underlying common stock filed with the Securities and Exchange Commission.

In late 2008 and early 2009, we directly contacted our 12% convertible note holders and 12% secured convertible note holders to seek to restructure the debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”). On November 13, 2008, as a demonstration of confidence in our current plan and as an act of good faith, our Board of Directors unilaterally approved by board resolutions a reduction in the $1.50 and $2.25 exercise prices of the A and B warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share. The resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes.
The processing of the Modification Proposal was completed during the first quarter of 2009, resulting in the following conversion and extension of convertible debt related to the $5.5 million offering as of March 31, 2009:
1.	$2,607,700 of debt converted under terms of our Modification Proposal, and

2.	$2,184,500 of debt extended under terms of our Modification Proposal, and

3.	$707,800 of debt that remained unchanged and reflected the original terms of issuance.
The terms of the $750,000 offering of 12% secured (against the Data Center Storage Vault) convertible notes reflect the option to convert principal and accrued interest into common stock at $0.35 per share, provided a registration statement covering the underlying common stock has been filed with the Securities and Exchange Commission and declared effective and upon expiration of a 24 month term. In addition, for each $1 in principal invested, the investor received a warrant to acquire one share of common stock with a five year term exercisable at $0.50 per share. We completed the $750,000 12% secured convertible debt offering in October, 2009.
In May 2010, the Company initiated an Incentive Offer affecting all our former and current unsecured debt holders that offered to convert their debt into shares of common stock at $.20 per share and/or exercise their warrants at $.20 per share and our secured debt holders that offered to convert their debt into shares of our Class Convertible Preferred Stock at $1.00 per share. The Incentive Offer was also extended to other convertible note holders and miscellaneous warrants holders.
The final closing of the Incentive Offer took effect on July 23, 2010, resulting in the following conversion of convertible debt and exercise of warrants:
As of June 30, 2010:
1.	$2,462,300 of unsecured debt plus accrued interest of $705,532 associated with the $5.5 million offering was converted into 15,839,167 common shares, and
2.	2,504,500 warrants were exercised into an equal number of common shares providing for $500,900 of additional equity proceeds, and
3.	$650,000 of secured debt plus accrued interest of $73,895 were converted into 723,895 Series A convertible preferred shares.
Subsequent closings after June 30, 2010 as of July 23, 2010:
4.	$75,000 of unsecured debt plus accrued interest of $23,140 associated with the $5.5 million offering was converted into 490,702 common shares, and
5.	45,000 warrants were exercised into an equal number of common shares providing for $9,000 of additional equity proceeds, and
6.	$25,000 of secured debt plus accrued interest of $3,367 were converted into 28,367 Series A convertible preferred shares.
Upon final closing of the Incentive Offer on July 23, 2010, the Company has $258,240 of debt and accrued interest outstanding from the $5.5 million offering and $83,958 of debt and accrued interest outstanding from the $750,000 secured offering, reflecting more than 90+% successful conversion.

Liquidity and Capital Resources
Our liquidity is dependent, in the short term, on proceeds from the sale of our common stock for cash and/or the issuance of additional debt. In the long term, we may need to continue the development and marketing of our DigiLibe product and expanding the capacity of our Data Storage Center by investing in property and equipment and software licenses.
We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $3,417,761 at December 31, 2009. At June 30, 2010, we had a working capital deficit of $971,134. We had cash of $455,140 as of June 30, 2010, compared to cash of $141,086 as of December 31, 2009.
We used $870,251 of net cash from operating activities for the six months ended June 30, 2010, compared to using $188,672 for the six months ended June 30, 2009. Cash used in operating activities during the six months ended June 30, 2010 funded a net loss of $4,388,304. This net loss was offset by non-cash charges of $316,200 for amortization and depreciation, $68,342 associated with stock options expense, $354,054 related to amortization of the discount on our convertible debt and deferred financing costs, $387,959 of warrant expense, $1,478,707 of amortization pertaining to the beneficial conversion feature associated with the convertible notes that were converted, $318,294 loss of extinguishment of debt and $113,495 related to shares issued for services. In addition, the Company’s operating activities generated $52,641 from a decrease in accounts receivable. Cash used in operating activities during the six months ended June 30, 2009 funded a net loss of $3,319,430. This net loss was offset by non-cash charges of $570,201 for amortization and depreciation, $108,784 associated with stock options expense, $891,937 related to amortization of the discount on our convertible debt and deferred financing costs, $977,029 associated with the amortization of a beneficial conversion feature resulting from convertible notes that were converted, $266,717 of warrant expense and $20,692 of bad debt expense.
Net cash flows used in investing activities was $46,134 for the six months ended June 30, 2010, compared to net cash flows used in investing activities of $5,880 for the six months ended June 30, 2009. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.
Net cash flow provided by financing activities was $1,230,439 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $189,970 for the six months ended June 30, 2009. During six months ended June 30, 2010, cash provided by financing activities was primarily due to proceeds of $1,214,050 received from issuance of our common stock for cash, net of issuance costs, along with $500,900 received from the exercise of warrants. We used these proceeds to make $24,939 in capital lease payments, $364,572 in payments on notes payable and $95,000 of payments on convertible debt. During six months ended June 30, 2009, cash provided by financing activities resulted from the issuance $350,000 of convertible debt and $240,197 of proceeds from notes payable. These proceeds helped to support financing cost of $35,000, payments on capital leases of $225,655 and payments of $139,572 on notes payable.
Upon final closing of the Incentive Offer on July 23, 2010, the Company has the following debt and accrued interest outstanding from the $5.5 million offering and the $750,000 secured offering of $258,240 and $83,958, respectively. To date, we continue to discuss payment and/or conversion or extension of these notes with these note holders.
Results of Operations
For the 3 month periods ended June 30, 2010 and 2009
Sales for the three months ended June 30, 2010 decreased 37% to $539,007 compared to $859,669 for the three months ended June 30, 2009 reflecting a $320,662 decrease in revenue. This DigiBAK revenue loss is a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services, a weak economy, and loss of a small number of larger customers where the cost of outsourcing archiving services became prohibitive to them. In response to these challenges, we took action to restructure our resources, strengthen our Value Added Reseller and customer relationships, reposition and rebrand our offering, initiate a stronger sales effort that had been reduced during the time we attempted to sell this business, and refine other aspects of the DigiBAK business to sustain our margins. From all these actions, we have increased our customer count from 726 as of June 30, 2009 to 831 as of June 30, 2010. Despite pricing pressure, we are adding customers who we believe will continue to grow and expand data volumes with our DigiBAK service.

We have been able to retain a key large customer by offering DigiLIBE service as an alternative to moving away from Digitiliti altogether. DigiLIBE offers the customer the ability to better control and reduce the volume of unstructured information and emails, which were the primary drivers of the customer’s growth. We are now targeting other large DigiBAK customers for similar migration as they approach the threshold of their growth. Structured data stays on DigiBAK, unstructured data moves to DigiLIBE. Our financials, however, reflects a short term reduction in revenue as customers move their unstructured data on to the DigiLIBE platform. While we are going through a revenue transition time, DigiLIBE is more profitable then DIGIBAK and our customer base remains highly satisfied with our DigiBAK service offering, responsiveness, and reliability.
Gross profit for the three months ended June 30, 2010 was $160,610 compared to $315,551 for the three months ended June 30, 2009, reflecting a decrease in the gross profit margins between these two comparative periods. The Company’s gross profit margin decreased to 29% for the three months ended June 30, 2010 compared to 36% for the three months ended June 30, 2009. This gross profit margin decrease is a result of adding personnel to our operations team as we staff for DigiLibe. In addition, our gross profit and associated gross profit margin decrease is due to the attrition impacting sales as referenced above. While the Company’s business model can absorb increases in sales without requiring a proportionate increase in infrastructure and costs, the same holds true if the Company suffers from an attrition in sales. Here, we’ve lost sales to a weak economy, increased competition and loss of some large customer but our operational costs have stayed constant, which serves to lower the gross profit margin in relation to this decrease in sales.
Research and development expenses for the three months ended June 30, 2010 was $262,241 compared to $242,372 for the three months ended June 30, 2009. In the first quarter of 2009, we had realized that our effort to outsource product development was not working, so we restructured and reorganized new product development, bringing it in-house through a combination of internal and targeted skilled contractors. This new approach implemented after April 2009 enabled us to redefine the DigiLIBE architecture and release plan, streamline the development process and provided a more efficient and effective development process yielding greater focus and oversight over design architecture, cost control, and schedule integrity. Given the timing of this new development approach, we incurred greater R&D expenditures during the second quarter of 2010 when compared to the same period of the prior year. In addition, the second quarter 2010 effort was targeted to development of second source hardware, implementation or release 2 of DigiLIBE, performing technical support the channels and to direct customer DigiLIBE installs, and effort to refine test and quality assurance processes.
Given the release and roll-out of our new DigiLIBE product, we have incurred significantly higher sales and marketing expenses for the three months ended June 30, 2010 of $201,285 compared to $118,578 incurred during the three months ended June 30, 2009. This increase in sales and marketing expenditure directly relates to our DigiLibe market launch actions, which include establishment of regional and national reseller processes and agreements and expansion of marketing communications.
Our general and administrative expenses increased by 74% from $621,349 incurred during the three months ended June 30, 2009 compared to $1,078,605 for the three months ending June 30, 2010. As part of the 2009 restructuring, we lowered our administrative costs and executive salaries to reduce overhead. This was achieved through personnel realignment of priorities and goals, vendor contract negotiations, stock based compensation alternatives, lowering insurance costs and a daily/weekly focus on expenditures between the CEO and CFO. Beginning in 2010, to support our DigiLIBE launch, we implemented a new accounting system, added accounting resources to implement better management reporting and accounting and to aid in separation of duties and accountabilities. In addition, we incurred a noncash charge of approximately $394,000 in stock based compensation that was issued to a former executive that serves to increase our general and administrative expenses during this period. We also added an HR and investor relations resource, hired a company receptionist, and implemented an improved CRM system.

The increase of $1,589,372 in interest expense between the comparative three months ended June 30, 2010 and June 30, 2009 is attributed to the Incentive Offer provided by the Company to the convertible debt note holders. As referenced in footnote 4 to our consolidated financial statements, during the second quarter of 2010 a balance of $2,462,300 of convertible debt was converted into the Company’s common stock, resulting in the recognition of approximately $1,661,070 of a non-cash charge related to the following components of the convertible notes (1) the beneficial conversion feature, (2) the unamortized discount (3) the fair value of the incremental compensation costs resulting from the modification on the exercise price of the warrants and (4) the fair value of the incremental compensation costs resulting from the modification on the conversion of options.
For the 6 month periods ended June 30, 2010 and 2009
Sales for the six months ended June 30, 2010 decreased 32% to $1,164,134 compared to $1,719,948 for the six months ended June 30, 2009 reflecting a $555,814 decrease in revenue. This loss in revenue is a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services, a weak economy, and loss of a small number of larger customers where the cost of outsourcing archiving services become prohibitive to them. In response to these challenges, we took action to restructure our resources, strengthen a Value Added Reseller and customer relationships, reposition and rebrand our offering, and initiate a stronger sales effort that had been reduced during the time we attempted to sell this business. From those actions, we have increased our customer count from 726 as of June 30, 2009 to 831 as of June 30, 2010. Despite pricing pressure, we are adding customers who expect to continue to grow and expand data volumes with our DigiBAK service.
We have been able to retain a key large customer by offering DigiLIBE service as an alternative to moving away from Digitiliti altogether. DigiLIBE offers the customer the ability to better control and reduce the volume of unstructured information and emails, which were the primary drivers of the customer’s growth. We are now targeting other large DigiBAK customers for similar migration as they approach the threshold of their growth. Structured data stays on DigiBAK, unstructured data moves to DigiLIBE. The financials, however, reflect a short term reduction in revenue as customers move their unstructured data on to the DigiLIBE platform. While we are going through a revenue transition time, DigiLIBE is more profitable then DIGIBAK. Our customer base remains highly satisfied with our DigiBAK service offering, responsiveness, and reliability.
Gross profit for the six months ended June 30, 2010 was $483,766 compared to $713,425 for the six months ended June 30, 2009, reflecting a consistent 41% gross profit margin between the two comparative periods. This steady gross margin reflects the direct benefits of actions taken by the Company during 2009 to streamline and strengthen our operations and personnel. In addition, the gross margin improvement reflects the inherent benefits of our business model which relies on the organic growth of our customers’ data, yet does not require a proportionate expenditure in capital costs. We continue to efficiently manage our Data Storage Center to plan for growth and capacity without requiring significant capital cost in the short term. Our strategy assumes we will refresh technology every three or four years, so our 2010 business plan reflects the possible refresh of our hardware technology platform to realized the performance and cost benefits of new technology.
Research and development expenses for the six months ended June 30, 2010 were $531,983 compared to $332,879 for the six months ended June 30, 2009. In the first quarter of 2009, we terminated the outsourcing of our product development efforts and restructured and reorganized new product development by bringing it in-house through a combination of internal and targeted skilled contractors. This new approach implemented after April 2009 enabled us to redefine the DigiLIBE architecture and release plan, streamline the development process and provided a more efficient and effective development process yielding greater focus and oversight over design architecture, cost control, and schedule integrity. We incurred greater R&D expenditures during the first half of 2010 because of the following actions: completing hardware and software documentation and deliverables, developing a second source for DigiLIBE hardware, implementing release 2 of DigiLIBE, performing technical support to channels and to direct customer installs, and effort to refine test and quality assurance processes.
Given the release and roll-out of our new DigiLibe product in the second quarter of 2010, we have incurred significantly higher sales and marketing expenses for the six months ended June 30, 2010 of $376,578 compared to $205,329 incurred during the six months ended June 30, 2009. This increase in sales and marketing expenditure directly relates to our DigiLibe market launch actions, which include securing a public relations firm to create market awareness within the industry and with trade groups, participation in trade shows, establishment of regional and national reseller processes and agreements, and expansion of marketing communications.

Our general and administrative expenses increased from $1,213,923 incurred during the six months ended June 30, 2009 compared to $1,537,236 for the six months ending June 30, 2010. During the first six months of 2009, we purposefully restructured our administrative costs and executive salaries to reduce our overhead. This was achieved primarily throughout the third and fourth quarters of 2009 through personnel realignment of priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO. Beginning in 2010, we added a new accounting system and additional accounting, HR, and investor relations resources and implemented new support and CRM systems for DigiLIBE. In addition, we incurred a noncash charge of approximately $394,000 in stock based compensation that was issued to a former executive that serves to increase our general and administrative expenses during this period. Overall, our 2010 general and administration expenses reflect greater efficiency and higher cost/benefit performance given the greater administrative demands on the Company as compared to same period during 2009.
The decrease of $172,745 in interest expense incurred during the first six months of 2010 of $2,107,979 versus $2,280,724 during the first six months of 2009 is primarily attributed to the greater amount of debt converted during these same periods. Under the terms of the Modification Proposal offered in 2009, the company converted approximately $2,607,700 of unsecured debt compared to $2,462,300 of unsecured debt converted during 2010 under terms of the Company’s Incentive Offer. Again, as referenced above, the non-cash charge posted to interest expense associated with the conversion of this unsecured debt is related to the following components of the convertible notes: (1) the beneficial conversion feature, (2) the unamortized discount and (3) the fair value of the incremental compensation costs resulting from the modification on the exercise price of the warrants.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements during 2010 and 2009.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Exchange Act Rules 240.13a — 15(e) and 240.15d — 15(e)) that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures are also designed to accumulate and communicate information to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2010. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms.
Changes in internal control over financial reporting
There have not been any changes in our internal controls over financial reporting that occurred during our second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the second quarter of 2010, the Company closed the $2,000,000 equity raise initiated in November of 2009 having received $1,715,550 of proceeds through the sale of 9,290,000 shares of the Company’s common stock at $0.20 per share. The securities sold pursuant to this private placement were issued in a transaction exempt from the registration requirements of the Securities Act under Sections 4(2) and Rule 506 of Regulation D promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities.
Based on the Company’s final closing of the Incentive Offer on July 23, 2010, the Company has $258,240 of principal and accrued interest from the $5.5 million unsecured offering past due and outstanding as of June 30, 2010. To date, we continue to discuss payment and/or conversion or extension of these notes with these note holders.
Item 5. Other Information.
Item 6. Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.
Date: August 16, 2010	By:	/s/ Roy A. Bauer
Roy A. Bauer, President, CEO

Date: August 16, 2010	By:	/s/ William McDonald
William McDonald, CFO

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
4.1	Subscription Agreement pertaining to conversion of debt and exercise of warrants under Incentive Offer
4.2	Subscription Agreement pertaining to exercise of warrants under Incentive Offer
31.1	302 Certification of CEO, Roy A. Bauer
31.2	302 Certification of CFO, William McDonald
32.1	906 Certification
99.1	Settlement Agreement and Release dated March 8, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2010).