Form 10-K/A
period 2009-12-31
Digitiliti Inc
filed 2010-08-30
CIK 1411658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53235
DIGITILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1408538
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
266 East 7th Street, 4th Floor St. Paul, Minnesota 55101
(Address of principal executive offices)
(651) 925-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $5,138,837, computed by reference to the price at which the stock was last sold on that date of $0.18 per share reported on the Pink OTC Markets, Inc.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 25, 2010
Common Stock, $.001 par value per share	64,912,999 shares

DIGITILITI, INC.
FORM 10-K/A

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the period ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on April 15, 2010 (the “Original Filing”), is being filed to amend the Original Filing by amending the section of Item 9A(T) of Part II entitled “Management’s Report on Internal Control over Financial Reporting” in order to include: (i) management’s assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ended December 31, 2009, as required by Item 9A(T) of Part II of Form 10-K; and (ii) a statement that the annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
Except as stated herein, this Form 10-K/A does not reflect events occurring after the date of the Original Filing and no attempt has been made in this Amendment No. 1 to Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing.
PART II
Item 9A(T). Controls and Procedures
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 as a result of the material weaknesses described below.
Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties, lack of adequate documentation of our system of internal control, deficiencies in our information technology systems, limited capability to interpret and apply accounting principles generally accepted in the United States and lack of formal accounting policies and procedures and related documentation.
To address these weaknesses, during the fourth quarter of 2009, we hired two additional administrative and accounting personnel to assist in the processing of accounting data and information and to address the issue of segregation of duties and responsibilities. Management is taking additional steps to correct such material weaknesses in our internal controls. Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(3) The following Exhibits are filed as part of this Annual Report.

No.	Description

31.1	302 Certification of CEO, Roy A. Bauer

31.2	302 Certification of CFO, William McDonald

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITILITI, INC.
Date: August 30, 2010	By:	/s/ Roy A. Bauer
Roy A. Bauer
CEO, President and Director

5