Form 10-Q/A
period 2009-03-31
Digitiliti Inc
filed 2010-09-24
CIK 1411658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from ____________ to ____________
Commission File No. 000-53235
DIGITILITI, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of incorporation or organization)	26-1408538 (I.R.S. Employer Identification No.)
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

Explanatory Note
The consolidated financial statements for the three months ended March 31, 2009 and 2008 and the related disclosures in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below.
On March 20, 2010, during the Company’s year-end close procedures conducted during the audit of its 2009 financial statements, the Company concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the three months ended March 31, 2009 to correct an understatement in the recognition of the beneficial conversion feature on notes that were converted during the three months ended March 31, 2009 amounting to $771,453 which was recognized as interest expense with a corresponding credit to additional paid-in capital.
Accordingly, the financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q has been restated. The Company’s shareholder’s can no longer rely on Digitiliti’s previously filed financial statement for the three months ended March 31, 2009.

PART I

Item 1.	Financial Statements.
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008
	Restated
ASSETS
CURRENT ASSETS
Cash	$58,769	$36,317
Accounts receivable	572,176	549,127
Prepaid and other current assets	286,953	201,488

TOTAL CURRENT ASSETS	917,898	786,932

PROPERTY AND EQUIPMENT	940,260	1,105,113
SOFTWARE LICENSE	1,309,250	1,302,158
DEFERRED FINANCING COSTS	114,286	202,484
OTHER ASSETS	6,322	6,322

TOTAL ASSETS	$3,288,016	$3,403,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$313,510	$234,957
Accounts payable — related parties	104,869	104,869
Accrued expenses	887,568	1,136,408
Due to related parties	88,936	87,622
Current maturities of note payable	1,104,100	875,365
Current maturities of capital lease obligations	368,900	439,318
Current maturities of notes payable — related parties	231,540	156,540
Current maturities of convertible debt	721,859	2,435,466

TOTAL CURRENT LIABILITIES	3,821,282	5,470,545

CAPITAL LEASE OBLIGATIONS	59,150	65,037
CONVERTIBLE DEBT	1,726,532	1,758,252
CONVERTIBLE DEBT — related parties	466,203	342,532
DEFERRED RENT	16,418	18,130
OTHER LIABILITIES	3,607	3,607

TOTAL LIABILITIES	6,093,192	7,658,103

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 33,552,845 and 26,665,020 shares issued and outstanding	33,553	26,665
Additional paid-in capital	13,897,529	10,092,294
Accumulated deficit	(16,736,258)	(14,374,053)

TOTAL STOCKHOLDERS’ DEFICIT	(2,805,176)	(4,255,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,288,016	$3,403,009

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	Restated

REVENUES	$860,279	$563,206

COST OF REVENUES	462,405	427,621

GROSS MARGIN	397,874	135,585

OPERATING EXPENSES
Selling and marketing	86,751	161,690
General and administrative	592,574	769,864
Research and development	90,507	670,079

Total Operating Expenses	769,832	1,601,633

LOSS FROM OPERATIONS	(371,958)	(1,466,048)

INTEREST EXPENSE	1,990,247	331,833

NET LOSS	$(2,362,205)	$(1,797,881)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.07)	$(0.07)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	32,175,280	25,149,884
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	Restated
OPERATING ACTIVITIES
Net loss	$(2,362,205)	$(1,797,881)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	271,435	254,032
Common stock issued for services —	—	124,312
Amortization of deferred financing costs	88,198	49,220
Amortization of discount on convertible debt	651,803	112,459
Employee stock option expense	63,241	21,412
Common stock issued for purchase of R & D	—	375,000
Beneficial conversion feature on converted notes	979,809	—
Warrant expense	172,660	—
Changes in operating assets and liabilities:
Accounts receivable	(30,264)	(90,064)
Prepaid and other current assets	(78,250)	(62,632)
Accounts payable	78,553	505,821
Accrued expenses	88,112	—
Due to related parties	1,314	—
Deferred rent	(1,712)	2,979

Net cash used in operating activities	(77,306)	(505,342)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(276,357)
Purchases of software licenses	(1,419)	—

Net cash used in investing activities	(1,419)	(276,357)

FINANCING ACTIVITIES
Proceeds from notes payable	165,197	—
Payments on notes payable	(54,485)	—
Proceeds from issuance of convertible debt	—	808,500
Financing costs	—	(80,850)
Payments on capital lease obligations	(84,535)	(156,207)
Proceeds from bank note	—	18,965
Proceeds from note payable — related party	75,000	14,000
Payments on notes payable — related party	—	(10,000)

Net cash provided by financing activities	101,177	594,408

NET INCREASE (DECREASE) IN CASH	22,452	(187,291)
CASH
Beginning of period	36,317	241,333

End of period	$58,769	$54,042

	Three Months Ended
	March 31,
	2009	2008
	Restated
Supplemental Cash Flow Information
Cash paid for interest	$21,509	$18,875
Cash paid for income tax	—	—

Non-Cash Financing and Investing Activities
Issuance of warrants in connection with convertible debt	$—	$371,950
Stock rescission payable	—	105,000
Equipment acquired under capital lease	8,230	—
Shares issued for accrued interest on convertible debt	307,954	—
Shares issued for convertible debt	2,262,700	—
Notes payable issued to acquire software	104,025	—
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies
The accompanying unaudited interim financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instruction to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required under GAAP for complete financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Digitiliti’s audited financial statements for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements, included in Digitiliti’s Form 10-K, have been omitted.
Restatement
The financial statements as of and for the three months ended March 31, 2009 included in the Quarterly Report on Form 10-Q filed with the SEC on May 21, 2009, contained an error related to the recognition of the beneficial conversion feature on notes that were converted during the three-months ended March 31, 2009. This error resulted in an understatement of interest expense and net loss by $771,453 for the three-months ended March 31, 2009.
To correct this misstatement, the Company recorded a noncash adjustment for the three months ended March 31, 2009 of $771,453 which served to increase interest expense and additional paid in capital. This noncash adjustment resulted from an understatement in the amount of beneficial conversion feature recognized when certain note holders converted their notes during the three months ended March 31, 2009. The following table reflects the impact of the above error to the consolidated statement of operations for the three months ended March 31, 2009.
The three months ended March 31, 2009:

	As previously
	Reported	Adjustments	Restated
Interest expense	$1,218,794	$771,453	$1,990,247
Net loss	$1,590,752	$771,453	2,362,205
Loss per share — Basic and diluted	0.05	0.02	0.07
The above restatement served to increase additional paid in capital and accumulated deficit by $771,453, respectively, but did not change the amount of total stockholders’ deficit reported in the consolidated balance sheet as of March 31, 2009. The above restatement also served to increase the Company’s net loss by $771,453 for the three months ended March 31, 2009, but this increase in the Company’s net loss was offset by noncash adjustments to amortization of discount on convertible debt, beneficial conversion feature on converted notes and warrant expense. Accordingly, the above restatement did not change the net cash used by operating activities for the three months ended March 31, 2009.
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
In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98- 5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.
2. Going Concern
The accompanying condensed consolidated financial statements for the three months ended March 31, 2009, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As shown in the accompanying restated financial statements, we have incurred a net loss of $2,362,205 for the three months ended March 31, 2009 and an accumulated deficit of $16,736,258 as of the same date. These conditions raise substantial doubt as to our ability to continue as a going concern.
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
In exchange for extending their convertible debt for an additional 18 months, we agreed to reduce the exercise price of the associated warrants from $1.50 and $2.25 per share to $1.00 per share, respectively for the A and B warrants. In addition, we agreed to extend the term of both the A and B warrants from 5 years to 6 1/2 years. Furthermore, the requirement of an effective registration was not removed in the case of extending the note.
In exchange for converting their convertible debt into common stock, we agreed to reduce the exercise price from $0.50 to $0.35 per share. We also agreed to reduce the exercise price of the associated warrants from the $1.50 and $2.25 per share to $1.00 per share, respectively for the A and B warrants. In addition, we agreed to extend the term of both the A and B warrants from 5 years to 6 1/2 years. Furthermore, the requirement of an effective registration was removed to allow conversion.
We evaluated the extension event in late December under FAS No. 15, EITF 02-4 and EITF 96-19. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. The Company recognized $73,272 warrant expense associated with the extended debt under FAS 84 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion event during the quarter ended March 31, 2009, under the provisions of Financial Accounting Standard (FAS) No. 84 “ Induced Conversions of Convertible Debt” and recognized expense totaling $99,388, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $16,377 was recognized through Additional Paid in Capital under the guidance of Emerging Issues Task Force (EITF) 98-5.
In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to EITF 00-27. During the quarter ended March 31, 2009, $2,262,700 of debt was converted and $979,809 of the contingent beneficial conversion feature was recognized into interest expense.
The Company is in default on $465,000 convertible debt net of discount of $12,965 as of March 31, 2009.
A summary of the convertible debt as of March 31, 2009, and December 31, 2008, is as follows:

	2009	2008
Gross proceeds from the debts	$5,500,000	$5,500,000
Less: discount on the warrants	(2,116,131)	(2,116,131)
Less: principal converted to common stock	(2,532,700)	(270,000)
Add: amortization of discount	1,597,222	1,079,849

Subtotal	$2,448,391	$4,193,718
Less: current maturities	(721,859)	(2,435,466)

Long-term portion of convertible debt	$1,726,532	$1,758,252

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
A summary of option activities for the quarter ended March 31, 2009 was as follows:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2008	4,116,806	$0.37
Granted	650,000	0.39

Outstanding at March 31, 2009	4,766,806	0.37

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

A summary of warrant activities for the quarter ended March 31, 2009 was as follows:

		Weighted-Average
	Warrants	Exercise Price

Outstanding at December 31, 2008	6,200,348	$1.59
Granted	100,000	0.35

Outstanding at March 31, 2009	6,300,348	1.57

Stock warrant expense for the quarter ended March 31, 2009 was $16,270.

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations.
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

For large data volumes, the initial data backup may be downloaded to a portable disk unit at the customer site. When the full backup of data is complete, the disks are transported to the Fortress Storage Center where the data is loaded onto the equipment in the Fortress Storage Center. From then on, all data is backed up in incremental changes over the Internet. All data is encrypted at all times — before it leaves the customer site and when stored offsite. The encryption key is known only to the customer. The data can be unencrypted only by the customer, who would do so upon the need of a restore. If a customer loses data, the customer simply enters the commands to restore it via the administration console. At that time, the data would flow from the Fortress Storage Center back to the customer site. If the customer loses all data, “digitiliti” can restore the latest data to a location of the customer’s choosing using a portable disk unit. In addition to being encrypted, the data is also highly compressed, making it extremely safe and impenetrable from viruses. We maintain two copies of the customer data at all times.
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
Our primary focus in 2009 is to evaluate our long term strategic direction. In doing so, we will evaluate a number of alternatives for our future. Under consideration is a considered shift out of our current Pharaoh Vault Business Service and into our new product area, Pyramid. Our reasons for evaluating this strategic alternative are (i) to solve a major industry and customer problem of managing their continually growing information volume and associated cost of storage and retrieval, (ii) to be able to access a larger share of opportunity in the information management storage business; (iii) our Pyramid technology is believed to have significant technological advantages to our Pharaoh Vault Business Service; and (iii) our need to expand our storage capacity for additional growth. This will require a significant capital investment of approximately $2M — $3M dollars in 2009. Our present financial situation does not currently enable us to invest funds in both of these technologies at the same time. We require approximately $1M — $2M to rollout Pyramid and begin generating sales. We expect to have a determination and decision as to what strategic options we will pursue in our second quarter of 2009.
We have determined that our new product, Pyramid, is positioned to achieve significantly more market opportunity potential that our current Pharaoh Vault Business Service operations. This is because we will offer a solution to fix an industry-wide problem of data proliferation, volume growth, and the associated problems that causes, and, we will do this at significantly better cost performance and simplicity. Therefore, we are currently evaluating the sale of our Pharaoh Business Fortress Storage Center in order to more sufficiently fund our planned business operations. It is anticipated that any sale of our Pharaoh Business Fortress Storage Center that may be negotiated will be submitted to our stockholders for approval in accordance with the Delaware Business Corporation Act.
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
Results of Operations
For the three month periods ended March 31, 2009, and 2008
Our sales for the March 31, 2009, quarter increased by $297,073 to $860,279 compared to $563,206 for the quarter ended March 31, 2008. The increase in revenue is a direct result of an increase in customers under contract and the resulting terabytes of data added to our Fortress Storage Center, combined with the growth in existing customer data. Consistent with this pattern of growth, our customer base grew from 594 as of March 31, 2008 to 722 as of March 31, 2009. The growth of customer contracts is a direct result of the heavy emphasis we have placed on marketing our “digitiliti” service. Our efforts included attending industry tradeshows throughout the country, as well as revamping our website. We also concentrated significant resources refining our product presentation, product positioning and pricing models. Finally, we continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.
Our quarterly gross margin reflects an increase of $262,289 with a gross margin of $397,874 through March 31, 2009, versus $135,585 through March 31, 2008. Factors contributing to this increase in our gross margin are our deliberate targeting of a larger profile customer, which resulted in (i) more efficient customer pricing; (ii) a significant increase or growth in customer base; and (iii) an increase in organic growth of our customer’s data. In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets. We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customer’s data growth in our Fortress Storage Center vault.

Research and development expenses decreased from $670,079 to $90,507 during the quarterly periods ended March 31, 2008, and 2009, respectively. This significant decrease primarily reflects the up-front costs of acquiring the software technology from StorageSwitch LLC consisting of an initial cash outlay of $200,000 and the issuance of certain shares of our common stock valued at $375,000.
Selling and marketing expenses decreased to $86,751 from $161,690 for the quarterly periods ended March 31, 2009, and 2008, respectively, reflecting a decrease of $74,939. This decrease principally reflects our success in learning to market our “digitiliti” service to resellers that have the requisite expertise to produce immediate results. Again, we have not only learned to market our “digitiliti” service to larger profile customers, but also to larger profile and more technically proficient resellers, thereby resulting in increased sales with fewer (or more efficient) marketing expenditures.
General and administrative expenses decreased by $177,290 to $592,574 compared to $769,864 during the quarterly periods ended March 31, 2009, and 2008, respectively. This decrease is generally attributable to the reduced reliance on outside consultants (and corresponding consultant’s fees) and reduced legal and accounting expenses. Interest expense during the quarter ended March 31, 2009, increased by $1,658,414 to $1,990,247 compared to $331,833 for the quarter ended March 31, 2008. This significant increase is related to the contingent beneficial conversion feature associated with the debt converted during the first quarter of 2009 and the amortization of the discount associated with our convertible debt that resulted from those convertible note holders who chose to convert their convertible notes pursuant to our Modification Proposal discussed above.
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
Net cash used by operating activities during the first three months of 2009 was $77,306 compared to $505,342 during the first quarter of 2008. Net cash used by operating activities during the three months ended March 31, 2009, was primarily impacted by:
•	Net loss of ($2,362,205).
•	Depreciation and amortization of $271,435.
•	Amortization of discount on convertible debt issued of $651,803.
•	Increase in accounts receivable of $30,264.
•	Increase in accounts payable and accrued expenses of $166,665.
•	Beneficial conversion feature on converted debt of $979,809.
Net cash used by operating activities during the three months ended March 31, 2008, was primarily impacted by:
•	Net loss of ($1,797,881).
•	Depreciation and amortization of $254,032
•	Increase in trade accounts payable and accrued expenses of $505,821.
Net cash used by investing activities during the first three months of 2009 was $1,419, primarily related to the purchase of software licenses. Net cash used by investing activities during the first three months of 2008 was comprised of equipment and software licenses of $276,357.
Net cash provided by financing activities during the first three months of 2009 was $101,177, primarily consisting of $84,535 in principal payments on capital leases; $165,197 from the issuance of notes payable; $75,000 from the issuance of related party debt. Net cash provided by financing activities during the first three months of 2008 was $594,408; $808,500 from the sale of convertible debt securities. Offsetting these items were $156,207 in principal payments on capital leases and $80,850 in payments of financing costs.

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
Evaluation of disclosure controls and procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure. Management’s current assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2008, and 2007, and the quarterly periods ended September 30, 2008, June 30, 2008, and March 31, 2008. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.
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

					Due Date
				Principal &	For
		Principal	Acc. Interest	Accrued	Principal &
	Original	Balance of	on	Interest on	Accrued
	Total of	Conv. Notes	Conv. Notes	Conv. Notes	Interest on
	Convertible	Outstanding	Outstanding	Outstanding	Convertible
	Notes Sold at	as of	as of	as of	Notes at
	12/31/2008	5/15/2009	5/15/2009	5/15/2009	5/15/2009

1st Qtr 2007	$401,050	$60,000	$15,760	$75,760	Sep-08

2nd Qtr 2007	$707,500	$225,000	$53,498	$278,498	Dec-08

3rd Qtr 2007	$1,165,000	$130,000	$26,173	$156,173	Mar-09

4th Qtr 2007	$926,000	$140,000	$25,985	$165,985	Jun-09

1st Qtr 2008	$808,500	$15,000	$2,095	$17,095	Sep-09

2nd Qtr 2008	$945,500	$98,000	$11,771	$109,771	Dec-09

3rd Qtr 2008	$546,450	$65,000	$5,981	$70,981	Mar-10

	$5,500,000	$733,000	$141,263	$874,263

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

Digitiliti, Inc.
Date: September 24, 2010	By:	/s/ Roy A. Bauer
Roy A. Bauer, President, CEO and Director

Date: September 24, 2010	By:	/s/ William McDonald
William McDonald, CFO