Form 10-Q/A
period 2009-06-30
Digitiliti Inc
filed 2010-09-24
CIK 1411658

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

Explanatory Note
The consolidated financial statements for the six months ended June 30, 2009 and 2008 and the related disclosures in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below.
On March 20, 2010, during the Company’s year-end close procedures conducted during the audit of its 2009 financial statements, the Company concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the six months ended June 30, 2009 to correct an understatement in the recognition of the beneficial conversion feature on notes that were converted during the three months ended March 31, 2009 amounting to $771,453 which was recognized as interest expense with a corresponding credit to additional paid-in capital.
Accordingly, the financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q has been restated. The Company’s shareholder’s can no longer rely on Digitiliti’s previously filed financial statement for the six months ended June 30, 2009.

PART I

Item 1. Financial Statements.
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
	Restated
ASSETS
CURRENT ASSETS
Cash	$31,735	$36,317
Accounts receivable	635,827	549,127
Prepaid and other current assets	200,493	201,488

TOTAL CURRENT ASSETS	868,055	786,932

PROPERTY AND EQUIPMENT	742,888	1,105,113
SOFTWARE LICENSE	1,212,317	1,302,158
DEFERRED FINANCING COSTS	96,605	202,484
OTHER ASSETS	6,322	6,322

TOTAL ASSETS	$2,926,187	$3,403,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$357,592	$234,957
Accounts payable — related parties	104,869	104,869
Accrued expenses	1,017,697	1,136,408
Due to related parties	91,290	87,622
Current maturities of note payable	1,036,883	875,365
Current maturities of capital lease obligations	239,132	439,318
Current maturities of notes payable — related parties	231,540	156,540
Current maturities of convertible debt	694,134	2,435,466

TOTAL CURRENT LIABILITIES	3,773,137	5,470,545

CAPITAL LEASE OBLIGATIONS	47,798	65,037
CONVERTIBLE DEBT	1,864,524	1,758,252
CONVERTIBLE DEBT — related parties	538,973	342,532
DEFERRED RENT	14,796	18,130
OTHER LIABILITIES	3,607	3,607

TOTAL LIABILITIES	6,242,835	7,658,103

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 34,231,316 and 26,665,020 shares issued and outstanding	34,231	26,665
Additional paid-in capital	14,342,604	10,092,294
Accumulated deficit	(17,693,483)	(14,374,053)

TOTAL STOCKHOLDERS’ DEFICIT	(3,316,648)	(4,255,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,926,187	$3,403,009

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
			Restated

REVENUES	$859,669	$768,203	$1,719,948	$1,331,409

COST OF REVENUES	544,118	460,835	1,006,523	888,955

GROSS PROFIT	315,551	307,368	713,425	442,454

OPERATING EXPENSES
Selling and marketing	118,578	175,933	205,329	325,123
General and administrative	621,349	1,175,814	1,213,923	1,775,709
Research and development	242,372	641,792	332,879	936,871

TOTAL OPERATING EXPENSES	982,299	1,993,539	1,752,131	3,037,703

LOSS FROM OPERATIONS	(666,748)	(1,686,171)	(1,038,706)	(2,595,249)

INTEREST EXPENSE	290,477	526,646	2,280,724	862,724

NET LOSS	$(957,225)	$(2,212,817)	$(3,319,430)	$(3,457,973)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.03)	$(0.09)	$(0.10)	$(0.14)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	34,231,316	25,476,751	33,437,064	25,313,318
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	Restated
OPERATING ACTIVITIES
Net loss	$(3,319,430)	$(3,457,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570,201	522,318
Amortization of deferred financing costs	140,879	118,309
Amortization of discount on convertible debt	751,058	347,942
Bad debt expense	20,692	—
Common stock issued for services	—	249,486
Common stock issued for purchase of R & D	—	375,000
Employee stock option expense	108,784	467,894
Beneficial conversion feature on converted notes	977,029	—
Warrants expense	266,717	—
Changes in operating assets and liabilities:
Accounts receivable	(107,392)	(237,744)
Prepaid and other current assets	995	(64,699)
Accounts payable	122,635	71,149
Accrued expenses	278,826	416,141
Due to related parties	3,668	—
Deferred rent	(3,334)	1,494

Net cash used in operating activities	(188,672)	(1,190,683)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(471,728)
Purchase of software licenses	(5,880)	—

Net cash used by investing activities	(5,880)	(471,728)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	350,000	2,044,637
Financing costs	(35,000)	(175,400)
Payments on capital lease obligations	(225,655)	(333,206)
Proceeds from capital lease obligations	—	18,833
Proceeds from note payable — related party	75,000	7,072
Proceeds from notes payable	165,197	—
Payments on notes payable	(139,572)	—

Net cash provided by financing activities	189,970	1,561,936

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Six Months Ended
	June 30,
	2009	2008
	Restated
NET INCREASE (DECREASE) IN CASH	(4,582)	(100,475)
CASH
Beginning of year	36,317	241,333

End of year	$31,735	$140,858

Supplemental Cash Flow Information
Cash paid for interest	$44,307	$18,875
Cash paid for taxes	—	—

Non-Cash Financing and Investing Activities
Equipment acquired under capital lease	$8,230	$—
Notes payable issued to acquire software	104,025	—
Shares issued for convertible debt and accrued interest	2,648,203	—
Discount on convertible debt	212,852	—
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies
The accompanying unaudited interim financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instruction to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended, Accordingly, they do not include all the information and footnotes required under GAAP for complete financial statements. The consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in Digitiliti’s audited financial statements for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements, included in Digitiliti’s Form 10-K, have been omitted.
Restatement
The financial statements as of and for the six months ended June 30, 2009 included in the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2009, contained an error related to the recognition of the beneficial conversion feature on notes that were converted during the three-months ended March 31, 2009. This error resulted in an understatement of interest expense and net loss by $771,453 for the six-months ended June 30, 2009.
To correct this misstatement, the Company recorded a noncash adjustment for the six months ended June 30, 2009 of $771,453 which served to increase interest expense and additional paid in capital. This noncash adjustment resulted from an understatement in the amount of beneficial conversion feature recognized when certain note holders converted their notes during the three months ended March 31, 2009. The following table reflects the impact of the above error to the consolidated statement of operations for the six months ended June 30, 2009.
The six months ended June 30, 2009:

	As previously
	Reported	Adjustments	Restated
Interest expense	$1,509,271	$771,453	$2,280,724
Net loss	$2,547,977	$771,453	3,319,430
Loss per share — Basic and diluted	0.08	0.02	0.10
The above restatement served to increase additional paid-in capital and accumulated deficit by $771,453, respectively, but did not change the amount of total stockholders’ deficit reported in the consolidated balance sheet as of June 30, 2009. The above restatement also served to increase the Company’s net loss by $771,453 for the six months ended June 30, 2009, but this increase in the Company’s net loss was offset by noncash adjustments to amortization of discount on convertible debt, beneficial conversion feature on converted notes and warrant expense. Accordingly, the above restatement did not change the net cash used by operating activities for the six months ended June 30, 2009.
Reclassification
Depreciation expense reported in the statements of operations has been reclassified from operating expenses to cost of revenues. Accordingly, the prior year amount has also been reclassified to conform with the prior year presentation.
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
In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5,
Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, were nullified in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.
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
As shown in the accompanying restated financial statements, we have incurred a net loss of $3,319,430 for the six months ended June 30, 2009 and an accumulated deficit of $17,693,483 for the six months ended June 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern.
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
3. Convertible Debt
12% Convertible Debt — $5.5 million Private Offering
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
We evaluated the extension event under FAS No. 15, EITF 02-4 and EITF 96-19. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. For the six months ended June 30, 2009, the Company recognized $73,543 warrant expense associated with the extended debt under FAS 84 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.
We accounted for the conversion event during the six months ended June 30, 2009, under the provisions of Financial Accounting Standard (FAS) No. 84, Induced Conversions of Convertible Debt, and recognized expense totaling $99,388, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $158,597 was recognized through Additional Paid in Capital under the guidance of Emerging Issues Task Force (EITF) 98-5.
In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to EITF 00-27. During the six months ended June 30, 2009, $2,312,700 of debt was converted and $977,029 of the contingent beneficial conversion feature was recognized into interest expense.
12% Convertible Debt — $750,000 Private Offering
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

A summary of the convertible debt as of June 30, 2009, and December 31, 2008, is as follows:

	June 30,	December 31,
	2009	2008

Gross proceeds from the debts	$5,850,000	$5,500,000
Less: discount on the warrants	(3,408,753)	(3,369,874)
Less: beneficial conversion feature	(173,973)	—
Less: principal converted to common stock	(2,582,700)	(270,000)
Add: accumulated amortization of discount	2,874,084	2,333,592

Subtotal	2,558,658	4,193,718
Less: current maturities	(694,134)	(2,435,466)

Long-term portion of convertible debt	$1,864,524	$1,758,252

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

A summary of the convertible debt — related parties as of June 30, 2009, and December 31, 2008, is as follows:

	June 30,	December 31,
	2009	2008

Gross proceeds from the debts	$500,000	$500,000
Less: discount on the warrants	(120,844)	(120,844)
Less: beneficial conversion feature	(90,130)	(90,130)
Add: accumulated amortization of discount	210,974	44,699
Add: accrued interest	38,973	8,807

Total carrying amount	$538,973	$342,532

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
Our primary focus in 2009 is to begin a shift in strategic direction. We considered a number of alternatives in our portfolio including selling our current Pharaoh Vault Business Service in order to satisfy needs for cash. Our reasons for making a strategic shift from current business to our future new product are: (i) to solve a major industry and customer problem of managing their continually growing information volume and associated cost of storage and retrieval; (ii) to be able to access a larger share of opportunity in the information management storage business; (iii) our new technology will offer significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and (iv) our requirement to decide strategically how to apply capital and resources between our current and future business. We strongly considered selling the Pharaoh Vault Business. We signed a Letter of Intent (the“LOI”) to pursue this sale with a purchaser, after considering a number of alternative interested parties. From the LOI, we worked for three months to close on an Asset Purchase Agreement (the “APA”). We could not agree to the terms of the APA, and therefore decided to end the negotiations. Out of that effort, we considered pursuing another potential purchaser or evaluating structural changes to take the Vault forward strategically. There is synergism in both the current and the new business and it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging both information management, control, access and data archiving. Implementing this strategy offers potentially much more shareholder value, but will require a strongly managed effort between short and long term needs and goals.
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

We have determined through these confidential meetings and demonstrations with industry experts, potential business partners and customers that our new product is positioned to achieve significant market opportunity. This is because we will offer a solution addressing the root cause of an industry-wide problem of data proliferation, volume growth, limited to no policy-level information control, and all of the associated cost and management problems that are a result — and we can solve these problems with significantly better cost performance and simplicity. Our new product represents a significant step toward our goal of becoming a technology leader in the data information management marketplace. This product offers a new approach to how companies store their information. But it offers much more than that. It will finally enable customers to control the information they create and access that information for competitive advantage. If successful, our new product will be game-changing in the storage and information management industry.
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
Results of Operations
For the three months period ended June 30, 2009, and 2008
Our sales for the quarter ended June 30, 2009, increased $91,466 to $859,669, compared to $768,203 for the quarter ended June 30, 2008. The moderate increase in revenue between these two quarterly periods is a reflection of a leveling off of new customer growth that we began to experience in late 2008. While our core customer organic data growth has remained a consistent 2% — 3% percent growth per month, the overall economic downturn has slowed our new customer growth resulting in modest quarterly sales increases when analyzed against prior comparative periods. Yet, we still continue to heavily market our “digitiliti” service through regular attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.
Our quarterly gross profit reflects an increase of $8,183 with a gross profit of $315,551 in second quarter 2009, versus $307,368 in second quarter 2008. Although we experienced an increase in our gross profit of $8,183, our gross margin percentage decreased from 36% for the three months period ending June 30, 2008, versus 40% for the three months period ending June 30, 2009. This decease in gross margin percentage is attributable to economic pressure requiring us to re-price certain select customer accounts.
We have maintained this strong gross margin percentage by continuing to target larger profile customers through efficient customer pricing; and benefiting from our customers’ consistent increase in their organic growth. Again, we have learned that our sales and marketing efforts are better expended targeting larger customers in the Small Medium Business (“SMB”) and Small Medium Enterprise (“SME”) markets. We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.
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
For the six months period ended June 30, 2009, and 2008
Our sales for the six months ended June 30, 2009, increased $388,539 to $1,719,948, compared to $1,331,409 for the six months ended June 30, 2008. This reflects a 29% increase and primarily results from the average 2-3% monthly increase in our customer’s organic data growth. We still continue to market our “digitiliti” service through attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.
Our gross profit reflects an increase of $270,971 with a gross profit of $713,425 through June 30, 2009, versus $442,454 through June 30, 2008. Factors contributing to our strong gross profit totals are our deliberate targeting of a larger profile customer for more efficient customer pricing and continued increase in monthly organic growth of our customers’ data. In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets. We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.
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

Interest expense during the six months ended June 30, 2009, increased by $1,418,000 to $2,280,724, compared to $862,724 for the six months ended June 30, 2008. This significant increase is primarily related to the contingent beneficial conversion feature associated with the debt converted during the first quarter of 2009 and the amortization of the discount associated with our convertible debt that resulted from those convertible note holders who chose to convert their notes pursuant to our Modification proposal discussed above.
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
Net cash used by operating activities during the first six months of 2009 was $188,672 compared to $1,190,683 during the first six months of 2008. Net cash used by operating activities during the six months ended June, 30 2009, was primarily impacted by:
•	Net loss of ($3,319,430).
•	Depreciation and amortization of $570,201.
•	Amortization of discount on convertible debt issued of $751,058.
•	Warrants expenses of $266,717
•	Increase in accounts receivable of $107,392.
•	Increase in accounts payable and accrued expenses of $401,461.
•	Beneficial conversion feature on converted debt of $977,029.
Net cash used by operating activities during the six months ended June, 30 2008 was primarily impacted by:
•	Net loss of ($3,457,973).
•	Depreciation and amortization of $522,318.
•	Amortization of discount on convertible debt issued of $347,942.
•	Common stock issued for services and purchase of R & D of $624,486
•	Employee stock option expense of $467, 894.
•	Increase in accounts receivable of $237,744.
•	Increase in trade accounts payable and accrued expenses of $487,290.
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

Item 3. Defaults Upon Senior Securities.
After implementation of our Modification Proposal (discussed in our Plan of Operation above in Part I, Item 2) and further discussed in Note 3 to our consolidated financial statements above, the following reflects as the total amount of convertible notes that were outstanding, the remaining principal and accrued interest outstanding from those convertible note holders that did not convert or extend their convertible notes as of August 14, 2009.

				Total	Due Date
		Total	Total	Principal &	For
		Principal	Acc. Interest	Accrued	Principal &
		Balance of	on	Interest on	Accrued
	Total of	Conv. Notes	Conv. Notes	Conv. Notes	Interest on
	Convertible	Outstanding	Outstanding	Outstanding	Convertible
	Notes Sold at	as of	as of	as of	Notes at
	12/31/2008	8/14/2009	8/14/2009	8/14/2009	8/14/2009
1st Qtr 2007	$401,050	$60,000	$17,580	$77,580	Sep-08

2nd Qtr 2007	$707,500	$225,000	$60,323	$285,323	Dec-08

3rd Qtr 2007	$1,165,000	$130,000	$30,117	$160,117	Mar-09

4th Qtr 2007	$926,000	$140,000	$30,232	$170,232	Jun-09

1st Qtr 2008	$808,500	$15,000	$2,550	$17,550	Sep-09

2nd Qtr 2008	$945,500	$98,000	$14,324	$112,324	Dec-09

3rd Qtr 2008	$546,450	$65,000	$7,953	$72,953	Mar-10

	$5,500,000	$733,000	$163,079	$896,079
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