Form 10-Q/A
period 2009-09-30
Digitiliti Inc
filed 2010-09-24
CIK 1411658

UNITED STATES
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

Explanatory Note
The consolidated financial statements for the nine months ended September 30, 2008 and 2009 and the related disclosures in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A have been restated in accordance with the changes described below.
On March 20, 2010, during the Company’s year-end close procedures conducted during the audit of its 2009 financial statements, the Company concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the nine months ended September 30, 2009 to correct an understatement in the recognition of the beneficial conversion feature on notes that were converted during the three months ended March 31, 2009 amounting to $771,453 which was recognized as interest expense with a corresponding credit to additional paid-in capital.
Accordingly, the financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q has been restated. The Company’s shareholder’s can no longer rely on Digitiliti’s previously filed financial statement for the nine months ended September 30, 2009.

PART I

Item 1. Financial Statements.
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	December 31, 2008
	Restated
ASSETS
CURRENT ASSETS
Cash	$116,865	$36,317
Accounts receivable	589,382	549,127
Prepaid and other current assets	151,978	201,488

TOTAL CURRENT ASSETS	858,225	786,932

PROPERTY AND EQUIPMENT	616,608	1,105,113
SOFTWARE LICENSE	1,115,384	1,302,158
DEFERRED FINANCING COSTS	71,919	202,484
OTHER ASSETS	6,322	6,322

TOTAL ASSETS	$2,668,458	$3,403,009

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$436,985	$234,957
Accounts payable — related parties	117,771	104,869
Accrued expenses	920,086	1,136,408
Due to related parties	21,074	87,622
Current maturities of note payable	1,829,950	875,365
Current maturities of capital lease obligations	123,766	439,318
Current maturities of notes payable — related parties	—	156,540
Current maturities of convertible debt	1,427,183	2,435,466

TOTAL CURRENT LIABILITIES	4,876,815	5,470,545

CAPITAL LEASE OBLIGATIONS	36,141	65,037
CONVERTIBLE DEBT	1,405,442	1,758,252
CONVERTIBLE DEBT — related parties	—	342,532
DEFERRED RENT	16,781	18,130
OTHER LIABILITIES	—	3,607

TOTAL LIABILITIES	6,335,179	7,658,103

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 100,000,000 shares authorized, 34,736,316 and 26,665,020 shares issued and outstanding	34,736	26,665
Additional paid-in capital	14,647,866	10,092,294
Accumulated deficit	(18,349,323)	(14,374,053)

TOTAL STOCKHOLDERS’ DEFICIT	(3,666,721)	(4,255,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,668,458	$3,403,009

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
			Restated

REVENUES	$760,017	$880,549	$2,479,965	$2,211,958

COST OF REVENUES	492,490	521,743	1,499,013	1,410,698

GROSS PROFIT	267,527	358,806	980,952	801,260

OPERATING EXPENSES
Selling and marketing	62,046	195,692	267,375	520,815
General and administrative	320,413	1,122,346	1,534,336	2,898,055
Research and development	206,504	402,542	539,383	1,339,413

TOTAL OPERATION EXPENSES	588,963	1,720,580	2,341,094	4,758,283

LOSS FROM OPERATIONS	(321,436)	(1,361,774)	(1,360,142)	(3,957,023)

LOSS ON SETTLEMENT OF PAYABLE	108,187	—	108,187	—
INTEREST EXPENSE	226,217	643,294	2,506,941	1,506,018

NET LOSS	$(655,840)	$(2,005,068)	$(3,975,270)	$(5,463,041)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.02)	$(0.08)	$(0.12)	$(0.22)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	34,648,490	25,701,388	33,845,310	25,386,626
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	Restated
OPERATING ACTIVITIES
Net loss	$(3,975,270)	$(5,463,041)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	817,212	801,449
Amortization of deferred financing costs	187,065	201,848
Amortization of discount on convertible debt	750,804	675,520
Loss on settlement of payable	108,187	—
Bad debt expense	20,692	—
Common stock issued for services	—	568,149
Common stock issued for purchase of R & D	—	375,000
Employee stock option expense	164,778	910,402
Beneficial conversion feature on converted notes	977,029	—
Warrants expense	302,297	—
Changes in operating assets and liabilities:
Accounts receivable	(60,947)	(367,900)
Prepaid and other current assets	49,510	(31,935)
Accounts payable	202,028	155,766
Accounts Payable-related parties	12,902	—
Accrued expenses	330,448	697,909
Deferred rent	(4,956)	(764)

Net cash used by operating activities	(118,221)	(1,477,597)

INVESTING ACTIVITIES
Purchase of property and equipment	(29,678)	(480,318)

Net cash used by investing activities	(29,678)	(480,318)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt	630,000	2,480,370
Financing costs	(54,500)	(230,050)
Payments on capital lease obligations	(352,678)	(533,011)
Proceeds from notes payable — related parties	—	25,012
Payments on notes payable — related parties	—	(10,000)
Payments on due to related parties	(2,000)	—
Proceeds from notes payable	287,197	—
Payments on notes payable	(279,572)	—

Net cash provided by financing activities	228,447	1,732,321

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Nine Months Ended
	September 30,
	2009	2008
	Restated
NET INCREASE (DECREASE) IN CASH	80,548	(225,594)
CASH
Beginning of period	36,317	241,333

End of period	$116,865	$15,739

Supplemental Cash Flow Information
Cash paid for interest	$59,802	$18,875
Cash paid for taxes	—	—

Non-Cash Financing and Investing Activities:
Equipment acquired under capital lease	$8,230	$—
Notes payable issued to acquire software	104,025	—
Shares issued for accrued interest on convertible debt	335,503	—
Shares issued for convertible debt	2,312,700	—
Warrant and BCF discount on convertible debt	237,163	—
Reclassification of related parties debt to non-related party debt	857,484	—
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies
The accompanying unaudited interim financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instruction to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended, Accordingly, they do not include all the information and footnotes required under GAAP for complete financial statements. The consolidated financial statements, and should be read in conjunction with the audited financial statements and notes thereto contained in Digitiliti’s audited financial statements for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited financial statements, included in Digitiliti’s Form 10-K, have been omitted.
Restatement
The financial statements as of and for the nine months ended September 30, 2009 included in the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2009, contained an error related to the recognition of the beneficial conversion feature on notes that were converted during the three-months ended March 31, 2009. This error resulted in an understatement of interest expense and net loss by $771,453 for the nine-months ended September 30, 2009.
To correct this misstatement, the Company recorded a noncash adjustment for the nine months ended September 30, 2009 of $771,453 which served to increase interest expense and additional paid in capital. This noncash adjustment resulted from an understatement in the amount of beneficial conversion feature recognized when certain note holders converted their notes during the three months ended March 31, 2009. The following table reflects the impact of the above error to the consolidated statement of operations for the nine months ended September 30, 2009.
The nine months ended September 30, 2009:

	As previously
	Reported	Adjustments	Adjusted
Interest expense	$1,735,488	$771,453	$2,506,941
Net loss	$3,203,817	$771,453	3,975,270
Loss per share — Basic and diluted	0.09	0.02	0.12
The above restatement served to increase additional paid in capital and accumulated deficit by $771,453, respectively, but did not change the amount of total stockholders’ deficit reported in the consolidated balance sheet as of September 30, 2009. The above restatement also served to increase the Company’s net loss by $771,453 for the nine months ended September 30, 2009, but this increase in the Company’s net loss was offset by noncash adjustments to amortization of discount on convertible debt, beneficial conversion feature on converted notes and warrant expense. Accordingly, the above restatement did not change the net cash used by operating activities for the nine months ended September 30, 2009.
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
As shown in the accompanying financial statements, we have incurred a net loss of $655,840 for the three months ended September 30, 2009 and an accumulated deficit of $18,349,323 for the nine months ended September 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern.
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
We evaluated the extension event under FASB ASC Topic 470-50. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions under FASB ASC Topic 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, to determine if the modification was substantial. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. For the nine months ended September 30, 2009, the Company recognized $73,543 warrant expense associated with the extended debt under FASB ASC Topic 470-20 and charged the unamortized warrant discount to interest expense over the remaining life of the convertible debt under the new terms.
We accounted for the conversion event during the nine months ended September 30, 2009, under the provisions of FASB ASC Topic 470-20, Induced Conversions of Convertible Debt, and recognized expense totaling $99,388, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants. The remaining unamortized warrant discount of $158,597 was recognized through Additional Paid in Capital under the guidance of FASB ASC 470-20.
In addition, the contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. The beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and Additional Paid in Capital according to FASB ASC 470-20. During the nine months ended September 30, 2009, $2,312,700 of debt was converted and $977,029 of the contingent beneficial conversion feature was recognized into interest expense.
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
The convertible debt was evaluated for a beneficial conversion feature under FASB ASC Topic 470-20, at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price to be $173,973. In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model to be $63,190 and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $237,163 and the unamortized balance at September 30, 2009, was $229,832.
A summary of the convertible debt as of September 30, 2009, and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008

Gross proceeds from the debts	$6,130,000	$5,500,000
Less: discount on the warrants	(3,433,064)	(3,369,874)
Less: beneficial conversion feature	(173,973)	—
Less: principal converted to common stock	(2,582,700)	(270,000)
Add: accumulated amortization of discount	2,892,362	2,333,592

Subtotal	2,832,625	4,193,718
Less: current maturities	(1,427,183)	(2,435,466)

Long-term portion of convertible debt	$1,405,442	$1,758,252

A summary of the changes in convertible debt for the nine months ended September 30, 2009 is as follows:

Convertible debt at December 31, 2008	$4,193,718
Add: gross proceeds from the convertible debt	630,000
Less: principal amount converted to common stock	(2,312,700)
Less: discount on the warrant	(63,190)
Less: beneficial conversion feature discount	(173,973)
Add: discount associated with converted debt	378,590
Add: amortization of discount	180,180

Convertible debt at September 30, 2009	$2,832,625

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
5. Notes Payable
A summary of the notes payable as of September 30, 2009, and December 31, 2008, is as follows:

	September 30,	December 31,
	2009	2008

Exanet Software Purchase Agreement	$485,000	$485,000
Asigra Software vendor financing	440,063	390,365
Note payable to an individual	47,403	—
Reclassification of due to former related party	71,637	—
Reclassification of notes payable to former related party	231,540	—
Reclassification of convertible debt to former related parties	554,307	—

Total Notes Payable	$1,829,950	$875,365

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
Our primary focus in 2009 is to begin a shift in strategic direction. We considered a number of alternatives in our portfolio including selling our current Pharaoh Vault Business Service in order to satisfy needs for cash. Our reasons for making a strategic shift from current business to our future new product are: (i) to solve a major industry and customer problems of managing their continually growing information volume and associated cost of storage and retrieval; (ii) to be able to access a larger share of opportunity in the information management storage business; (iii) our new technology will offer significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and (iv) our requirement to decide strategically how to apply capital and resources between our current and future business. We strongly considered selling the Vault Business. We signed a Letter of Intent (“LOI”) to pursue this sale with a buyer, after considering a number of alternative interested parties. From the LOI, we worked for three months to close on an Asset Purchase Agreement (“APA”). We could not agree to the terms of this agreement, and therefore decided to end the negotiations. Out of that effort, we considered pursuing other potential buyers or evaluating structural changes to take our Vault forward strategically. Given there is synergism in both our current and new business, it is to our long term advantage to work out a strategy of moving forward with both and systematically transitioning to a new future business model, leveraging information life cycle management and control, client-based access to all stored information and data archiving. Implementing this strategy offers potentially greater shareholder value, but will require a strongly managed effort between short and long term needs and goals.
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
Through these confidential disclosures and demonstrations, we have determined that our new product is positioned to change the current information management and storage approach and achieve significant market opportunity. This is based upon our belief that we will offer a solution addressing the root cause of an industry-wide problem of data proliferation, volume growth, limited-to-no policy-level information control and all of the associated cost and management problems that are a result — and that we can solve these problems with significantly better cost performance and simplicity. Our new product represents a significant step toward our goal of becoming a technology leader in the information management marketplace. Pyramid offers a breakthrough approach to how companies store, archive and utilize information for competitive advantage. It will finally enable customers to control the information they create and access that information to gain business intelligence.
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

We directly contacted our convertible note holders to seek to restructure this debt by asking the holders to extend the due dates of their respective convertible notes or to encourage them to convert their respective convertible notes (the “Modification Proposal”). On November 13, 2008, as a demonstration of confidence in our current plan, and as an act of good faith, our Board of Directors unilaterally approved a reduction in the $1.50 and $2.25 exercise prices of the convertible note holders warrants to $1.00 for both classes of warrants. In addition, our Board of Directors approved an overall reduction in the conversion price of all convertible notes from $0.50 per share to $0.35 per share; the resolutions provided that the reduced conversion price would be retroactive to include any convertible note holders who had already elected to convert their respective convertible notes. $35,000 in convertible notes had already been converted at the time of these resolutions; accordingly, we were obligated to issue a total of 109,000 shares of our common stock for division among these holders. The table under Part II, Item 3, below, presents information about our convertible notes that are still outstanding following conversions and extensions of convertible notes under our Modification Proposal. Please see Part II, Item 3. Also, see Note 3 to our consolidated financial statements above. With the emergence of our new product, we have been able to keep most note holders interested in the potential it offers. We continue to work with convertible note holders who have not converted or extended to work out mutually agreeable solutions to avoid further cash drain as we launch our new product.
Results of Operations
For the three months period ended September 30, 2009, and 2008
Our sales for the quarter ended September 30, 2009, decreased $120,532 to $760,017, compared to $880,549 for the quarter ended September 30, 2008. This 14% decrease in revenue results from the re-pricing of certain select customers and the attrition of 24 customers from our “digitiliti” service due to competitive pressures brought on by a changing marketplace. While our core customer organic data growth has remained a consistent 2% — 3% percent growth per month, the overall economic downturn has slowed our new customer growth when compared against previous periods. Yet, we still continue to heavily market our “digitiliti” service through attendance at industry tradeshows, enhanced website development, refining our product presentation, positioning and pricing models. And finally, we have continued to enhance our network of resellers throughout the country by providing strong dealer support services and offering a compelling pricing program.
Our quarterly gross profit reflects a decrease of $91,279 with a gross profit of $267,527 in the third quarter 2009, versus $358,806 in third quarter 2008. This decrease in gross profit is attributable to economic pressure requiring us to re-price certain select customer accounts. In addition, we have restructured our operations effective in September 2009 and will experience an approximate savings of $25,400 per month in operating overhead associated with our “digitiliti” service.
With a 35% gross margin during third quarter 2009, we continue to maintain a consistently strong gross margin percentage by targeting larger profile customers through efficient customer pricing; and benefiting from our customers’ consistent increase in their organic growth. Again, we have learned that our sales and marketing efforts are better expended targeting larger customers in the Small Medium Business (“SMB”) and Small Medium Enterprise (“SME”) markets. We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.
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
Our gross profit reflects an increase of $179,692 with a gross profit of $980,952 through September 30, 2009, versus $801,26 through September 30, 2008. Factors contributing to our strong gross profit totals are our deliberate targeting of a larger profile customer for more efficient customer pricing and continued increase in monthly organic growth of our customers’ data. In short, we have learned that our sales and marketing efforts are better expended targeting larger customers in the SMB and SME markets. We have learned how to sell our “digitiliti” service to this larger profile customer, which has increased our revenue, proportionately reduced our costs of revenue and has allowed us to leverage our infrastructure and efficiently bill for our customers’ data growth in our Fortress Storage Center vault.
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

Interest expense during the nine months ended September 30, 2009, increased by $1,000,923 to $2,506,941, compared to $1,506,018 for the nine months ended September 30, 2008. As referenced in Note 3 of our consolidated financial statements above, we initiated a request to all of our 12% convertible debt holders to either extend or convert their respective convertible debt. As a result of this initiative, during the 1 st quarter of 2009, we experienced a conversion of $2,312,700 of convertible debt into our common stock. This significant increase is primarily related to the contingent beneficial conversion feature associated with the debt converted during the first quarter of 2009 and the amortization of the discount associated with our convertible debt that resulted from those convertible note holders who chose to convert their notes pursuant to our Modification proposal discussed above.
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
We used $118,221 of net cash from operating activities for the nine months ended September 30, 2009, compared to using $1,477,597 for the nine months ended September 30, 2008. Cash used in operating activities during the nine months ended September 30, 2009 funded a net loss of $3,975,270. This net loss was offset by non-cash charges of $817,212 for amortization and depreciation, $164,778 associated with stock options expense, $937,869 related to amortization of the discount on our convertible debt and deferred financing costs, $108,187 loss on settlement of payable, $977,029 additional beneficial conversion feature on converted notes, $302,297 warrants expense, and $202,028 and $330,448, respectively, associated with an increase in accounts payable and accrued expenses, respectively. Cash used in operating activities during the nine months ended September 30, 2008, funded a net loss of $5,463,041. This net loss was offset by non-cash charges of $801,449 for amortization and depreciation, $910,402 associated with stock options expense, $877,368 related to amortization of the discount on our convertible debt and deferred financing costs, $943,149 common stock for services and purchase of R&D, and $367,900 associated with an increase in accounts receivable and $697,909 associated with an increase in accrued expenses.
Net cash flows used by investing activities was $29,678 for the nine months ended September 30, 2009, compared to net cash flows used in investing activities of $480,318 for the nine months ended September 30, 2008. Both comparable totals are attributed to our purchase of property and equipment during these two periods.
Net cash flow provided by financing activities were $228,447 for the nine months ended September 30, 2009, compared to net cash provided by financing activities of $1,732,321 for the nine month ended September 30, 2008. During the nine months ended September 30, 2009, cash provided by financing activities is primarily due to proceeds of $630,000 received from the issuance of secured convertible debt, and $287,197 received from the proceeds of notes payable offset by $54,500 related financing costs, $352,678 payments on capital leases and $279,572 payments on notes payable. During the nine months ended September 30, 2008, cash provided by financing activities is primarily due to proceeds of $2,480,370 received from the issuance of convertible debt, offset $230,050 of related financing costs and $533,011 payments on capital leases.

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

				Total	Due Date
		Total	Total	Principal &	For
		Principal	Acc. Interest	Accrued	Principal &
		Balance of	on	Interest on	Accrued
	Total of	Conv. Notes	Conv. Notes	Conv. Notes	Interest on
	Convertible	Outstanding	Outstanding	Outstanding	Convertible
	Notes Sold at	as of	as of	as of	Notes at
	12/31/2008	11/14/2009	11/14/2009	11/14/2009	11/14/2009

1st Qtr 2007	$401,050	$60,000	$19,620	$79,620	Sep-08

2nd Qtr 2007	$707,500	$225,000	$67,973	$292,973	Dec-08

3rd Qtr 2007	$1,165,000	$105,000	$28,062	$133,062	Mar-09

4th Qtr 2007	$926,000	$140,000	$34,992	$174,992	Jun-09

1st Qtr 2008	$808,500	$15,000	$3,060	$18,060	Sep-09

2nd Qtr 2008	$945,500	$98,000	$17,976	$115,976	Dec-09

3rd Qtr 2008	$546,450	$65,000	$10,163	$75,163	Mar-10

	$5,500,000	$708,000	$181,846	$889,846
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