Form 10-Q
period 2010-09-30
Digitiliti Inc
filed 2010-11-15
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding at November 12, 2010
Common Stock, $.001 par value per share	64,939,225 shares

DIGITILITI, INC.

Page

PART I — Financial Information

Item 1. Financial Statements (unaudited):	3

Consolidated Balance Sheets — As of September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations — Three and Nine months ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4T. Controls and Procedures	23

PART II — Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

Certifications

Exhibit 3.3
Exhibit 3.4
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$223,650	$141,086
Accounts receivable, net	438,518	484,203
Prepaid and other current assets	141,499	220,304

Total current assets	803,667	845,593

Property and equipment, net	239,972	444,675
Software license, net	509,862	713,199
Deferred financing costs	6,668	113,334
Other assets	6,322	7,322

Total assets	$1,566,491	$2,124,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts payable	$507,918	$436,389
Accounts payable — related parties	—	7,861
Accrued expenses	599,784	1,222,143
Notes payable	231,540	518,371
Current maturities of convertible debt	525,530	2,032,771
Deferred income	14,486	—
Current maturities of capital lease obligations	34,325	45,819

Total current liabilities	1,913,583	4,263,354

Other Liabilities
Convertible debt, non-current	250,000	1,646,502
Capital lease obligations, non-current	—	24,043
Deferred rent	4,364	11,552
Other liabilities	3,607	3,607

Total liabilities	2,171,554	5,949,058

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized for Series A, 724,187 outstanding shares issued and outstanding	724	—
Series B Convertible Preferred Stock, $1.00 par value; 2,000,000 shares authorized for Series B, 300,000 shares issued and outstanding	300,000	—
Common stock, $.001 par value; 100,000,000 shares authorized, 64,939,225 and 38,808,736 shares issued and outstanding, respectively	64,940	38,809
Additional paid-in capital	24,107,750	15,952,089
Accumulated deficit	(25,078,477)	(19,815,833)

Total stockholder’s deficit	(605,063)	(3,824,935)

Total liabilities and stockholder’s deficit	$1,556,491	$2,124,123

See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$555,386	$760,017	$1,719,520	$2,479,965

COST OF REVENUES	418,141	492,490	1,098,509	1,499,013

GROSS PROFIT	137,245	267,527	621,011	980,952

OPERATING EXPENSES
Selling and marketing	239,490	62,046	616,068	267,375
General and administrative	362,733	359,764	1,978,671	1,726,501
Research and development	242,736	206,504	774,719	539,383

Total operating expenses	844,959	628,314	3,369,458	2,533,259

LOSS FROM OPERATIONS	(707,714)	(360,787)	(2,748,447)	(1,552,307)

OTHER EXPENSES
Gain (Loss) on extinguishment of debt	2,866	(108,187)	(315,428)	(108,187)
Interest expense	(90,790)	(226,217)	(2,198,769)	(2,506,941)

Total other expenses	(87,924)	(334,404)	(2,514,197)	(2,615,128)

NET LOSS	$(795,638)	$(695,191)	$(5,262,644)	$(4,167,435)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.10)	$(0.12)

WEIGHTED-AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	64,433,023	34,648,490	50,631,136	33,845,310
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(5,262,644)	$(4,167,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	252,497	526,413
Amortization of software licenses	222,619	290,799
Beneficial conversion feature on converted notes	1,522,950	977,029
Amortization of deferred financing costs	39,050	187,065
Amortization of discount on convertible debt	324,173	750,804
Loss on extinguishment of debt	315,428	108,187
Warrants expense	387,067	302,297
Bad debt expense	—	20,692
Shares issued for services	152,340	—
Employee stock option expense	214,742	356,940
Changes in operating assets and liabilities:
Accounts receivable	45,685	(60,947)
Prepaid and other current assets	78,805	49,510
Other assets	1,000	—
Accounts payable	139,590	202,028
Accounts payable — related parties	(7,861)	12,902
Accrued expenses	203,060	330,448
Deferred income	14,486	—
Deferred rent	(7,188)	(4,956)

Net cash used in operating activities	(1,364,201)	(118,221)

INVESTING ACTIVITIES
Purchase of property and equipment	(47,794)	(29,678)
Purchase of software license	(19,282)	—

Net cash used in investing activities	(67,076)	(29,678)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs	1,199,050	—
Proceeds from the exercise of warrants	509,900	—
Proceeds from issuance of Series B Convertible Preferred Stock	300,000	—
Proceeds from note payable	—	287,197
Proceeds from issuance of convertible debt	—	630,000
Financing costs	—	(54,500)
Payments on capital lease obligations	(35,537)	(352,678)
Payments on notes payable — related parties	—	(2,000)
Payments on notes payable	(364,572)	(279,572)
Payments on convertible notes	(95,000)	—

Net cash provided by financing activities	1,513,841	228,447

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)

	Nine Months Ended
	September 30,
	2010	2009
NET INCREASE IN CASH	82,564	80,548
CASH AT BEGINNING OF PERIOD	141,086	36,317

CASH AT END OF PERIOD	$223,650	$116,865

Supplemental Cash Flow Information
Cash paid for interest	$75,094	$59,802
Cash paid for income taxes	—	—

Non-Cash Financing and Investing Activities
Common stock issued for debt and accrued interest	3,265,973	—
Preferred stock issued for debt and accrued interest	724,187	—
Common stock issued for liabilities	12,879	—
Notes payable issued for addition to property and maintenance fees	56,634	—
Accrued interest converted to debt principal	21,107	—
Equipment acquired under capital lease	—	8,230
Notes payable issued to acquire software	—	104,025
Shares issued for accrued interest on convertible debt	—	335,503
Shares issued for convertible debt	—	2,312,700
Reclassification of related party debt to non-related party debt	—	857,484
Discount on convertible debt	—	237,163
See accompanying notes to consolidated financial statements.

DIGITILITI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation and Accounting Policies
The accompanying unaudited interim consolidated financial statements of Digitiliti, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010, as amended on September 30, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Correction of a Prior Period
In preparing the Company’s consolidated financial statements for the quarter ended September 30, 2010, the Company discovered and corrected an error related to options granted to an employee that were inadvertently omitted from the Company’s employee stock option expense from April 2008 through June 2010. The error resulted to an understatement in stock compensation expense and additional paid in capital. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors and determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the quarter ended September 30, 2010, the Company believes the impact would have been significant to the third quarter of 2010 and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected in the current filing previously reported results for the three and nine months ended September 30, 2009.
The Consolidated Balance Sheet as of December 31, 2009 was also revised to reflect the cumulative effect of the error described above. The error resulted to an increase in accumulated deficit and additional paid in capital of $503,697. There was no impact to the total consolidated stockholders’ deficit as of December 31, 2009.
The following table shows the impact of the errors to the Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009
	As Previously Reported	Adjustments	As Revised
General & administrative	$(320,413)	$(39,351)	$(359,764)
Total operating expenses	$(588,963)	$(39,351)	$(628,314)
Net loss from operations	$(321,436)	$(39,351)	$(360,787)
Net loss	$(655,840)	$(39,351)	$(695,191)
Net loss per share — Basic and Diluted	$(0.02)		$(0.02)
Weighted-Average shares outstanding — Basic and Diluted	34,648,490		34,648,490

	Nine months ended September 30, 2009
	As Previously Reported	Adjustments	As Revised
General & administrative	$(1,534,336)	$(192,165)	$(1,726,501)
Total operating expenses	$(2,341,094)	$(192,165)	$(2,533,259)
Net loss from operations	$(1,360,142)	$(192,165)	$(1,552,307)
Net loss	$(3,975,270)	$(192,165)	$(4,167,435)
Net loss per share — Basic and Diluted	$(0.12)		$(0.12)
Weighted-Average shares outstanding — Basic and Diluted	33,845,310		33,845,310
The adjustments to the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities for these periods.
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
For multiple element software license sales arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding software arrangement with a customer for the license of software, (2) we deliver the software, (3) customer payment is deemed fixed or determinable and free of contingencies of significant uncertainties and (4) collection is probable.
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
2. Going Concern
As shown in the accompanying financial statements, the Company incurred net losses of $5,262,644 for the nine months ended September 30, 2010 and an accumulated deficit of $25,078,477. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
The Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. At present, the Company continues to raise capital through the sale of debt and equity securities.

3. Notes Payable
In June 2008, the Company negotiated a six-month payment plan with its primary software vendor Asigra, Inc. Under the terms of this payment plan, the Company was granted extended payment terms that omitted Asigra’s standard 20% discount for net 30-day early payment. This payment plan reflected monthly payments based on a percentage of outstanding invoices owed for software licenses and maintenance, with any remaining outstanding balance payable in December 2008. In December 2008, this payment plan was extended for another 6-months with all outstanding debt payable in May 2009. In July 2009, we executed a Payment and Security Agreement (the “Security Agreement”) with Asigra that reflected an 8-month payment plan that would satisfy the existing balance owed to Asigra along with the inclusion of amounts to be charged over this 8-month period. This Security Agreement provided Asigra a security lien in the Company’s DigiBAK vault system. On March 6, 2010, the Company made the final payment called for under this Security Agreement and now owns all of Asigra licenses outright. During the nine months ended September 30, 2010, we made payments totaling $364,572.
4. Convertible Debt
In June 2010, under the terms of our Incentive Offer, we initiated a request to all of our unsecured convertible debt holders to convert their convertible notes at a preferential $0.20 per share conversion rate. In response to this offer, the Company converted $2,537,300 of its unsecured convertible debt and $728,672 of accrued interest into 16,329,869 shares of the Company’s common stock. Also included in this Incentive Offer was the opportunity for the secured convertible debt holders to convert their convertible notes into shares of the Company’s Series A Convertible Preferred Stock at a conversion rate of $1.00 per share (whereby each Preferred Stock is convertible into five shares of common stock). In response, the Company converted $650,000 of its secured convertible stock and $74,186 of accrued interest into 724,187 shares of the Company’s Series A Convertible Preferred Stock. The secured and unsecured debt holders who elected to convert were also allowed to exercise their outstanding common stock warrants at a reduced exercise price of $0.20 per share.
The Company accounted for the above transactions as an induced conversion under the guidance of FASB ASC 470-20. Under ASC 470-20, the Company recognized additional interest expense totaling $1,712,281 through the nine months ended September 30, 2009, which is comprised of the incremental increase in the fair value of the conversion option of the debt and related warrants of $608,956, the amortization of the unamortized discounts on the date of conversion of $189,331 and the recognition of the contingent beneficial conversion feature on the notes of $913,994. The contingency related to the contingent beneficial conversion feature was resolved on the date of conversion. Accordingly, the beneficial conversion feature calculated on the commitment date was fully recognized through interest expense and additional paid-in capital.
The Company accounted for the issuance of the Series A Convertible Preferred Stock for the repayment of the secured convertible debt as a debt extinguishment under FASB ASC 470-50. As a result, a total loss on the extinguishment of $173,830 was recognized for the nine months ended September 30, 2010.
During the nine months ended September 30, 2010, the Company entered into settlement agreements with three unsecured convertible note holders. Pursuant to these agreements, the Company repaid an aggregate of $95,000 of principal and $8,933 of accrued interest to settle the outstanding convertible notes. In connection with the settlement, the note holders surrendered all of the warrants associated with these notes.
In conjunction with the Incentive Offer, the Company entered into partial settlement agreements with three unsecured convertible note holders that provided for the repayment of $39,982 of principal and interest in return for the conversion of the remaining balances of their respective convertible notes amounting to $134,800. The partial settlement of each of these convertible notes represented a discount to the face value of the debt and involved the surrender of all or a portion of the warrants associated with each convertible note.
As of September 30, 2010, the unamortized discount on the $750K secured convertible debt and the $5.5M unsecured convertible debt totaled $14,470. As of September 30, 2010, the Company is in default on approximately $190,000 of unsecured convertible debt. As of September 30, 2010, the unrecognized beneficial conversion feature on the outstanding unsecured convertible debt totaled $38,590. There was no unrecognized beneficial conversion feature on the outstanding secured convertible debt.

On June 30, 2010, the Company modified the terms of a previously issued $250,000 convertible note whereby the maturity date was extended from October 16, 2009 to December 31, 2011 and the conversion rate was reduced from $0.50 to $0.20. In connection with the modification, the Company granted the holder 50,000 common stock warrants exercisable at $0.20 per share. The fair value of the warrants was determined to be $9,000 (see Note 7). We are currently discussing with the holder repayment and/or conversion options. The incremental increase in the fair value of the conversion option was determined to be $132,598. The Company evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on extinguishment of $141,598 was recognized during the nine months ended September 30, 2010.
On June 30, 2010, the Company modified the terms of a previously issued $250,000 convertible note whereby the maturity date was extended from May 20, 2009 to August 31, 2010. The debt is convertible into common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The Company evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification. As of September 30, 2009, this note is past due and reflected in current maturities of convertible debt.
A summary of the changes in convertible debt for the nine months ended September 30, 2010, is as follows:

Convertible debt at December 31, 2009	$3,679,273
Less: principal payments	(95,000)
Less: principal converted to equity	(3,187,300)
Add: write-off of discount	243,715
Add: Amortization of discount	134,842

Subtotal	$775,530
Less: current maturities	(525,530)

Long-term portion of convertible debt	$250,000

As of September 30, 2010, the outstanding face value of convertible debt amounted to $790,000.
5. Equity
During the nine months ended September 30, 2010, in connection with a private placement, the Company sold 6,565,000 common shares at $0.20 per share for cash proceeds of $1,312,000, net of issuance costs of $97,950.
During the nine months ended September 30, 2010, the Company issued 621,725 common shares for services valued at $149,120 based on the grant-date quoted market value of the Company’s stock.
During the nine months ended September 30, 2010, the Company issued 64,395 common shares to settle payables to an officer of the Company. The shares were valued at $16,099 based on the grant-date quoted market value of the Company’s stock. In connection with this settlement, the Company recorded additional compensation expense of $3,220.
During the nine months ended September 30, 2010, the Company issued 2,549,500 common shares for the exercise of 2,549,500 common stock warrants and received cash proceeds of $509,900.
During the nine months ended September 30, 2010, the Company issued 724,187 shares of Series A Convertible Preferred Stock to repay $650,000 of principal and $74,187 of accrued interest on the secured convertible debt (see Note 4). Each share of Series A Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and are entitled to annual cumulative dividends at the rate of 6%. The Series A Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occur:
a)	The Company’s common stock trades at $0.60 per share for more than 10 consecutive days;
b)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or
c)	At least 2/3 of the authorized shares of the Series A Convertible Preferred Stock have been converted to common shares.

During the nine months ended September 30, 2010, the Company issued 300,000 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and are entitled to annual cumulative dividends at the rate of 5%. The Series B Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occur:
a)	The Company’s common stock trades at $1.00 per share for more than 20 consecutive days;
b)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or
c)	At least 2/3 of the authorized shares of the Series B Convertible Preferred Stock have been converted to common shares.
6. Stock Options
During the nine months ended September 30, 2010, the Company granted 100,000 common stock options with an exercise price of $0.35 per share. These options have a term of 7 years, vested immediately and have a fair value of $21,991, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.44%, (2) expected term of 3.5 years, (3) expected volatility of 383% and (4) zero expected dividends.
Stock option expense for the nine months ended September 30, 2010 totaled $214,742. As of September 30, 2010, there was approximately $224,905 of unrecognized option expense which is expected to be recorded through September 2012.
A summary of option activities for the nine months ended September 30, 2010 is reflected below:

			Weighted
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Life (yrs)
Outstanding at December 31, 2009	2,370,000	0.37
Granted	100,000	0.35
Canceled	—	—
Forfeited	—	—

Outstanding at September 30,2010	2,470,000	0.37	3.3

Exercisable at September 30, 2010	1,638,153	0.36	3.1

The weighted-average grant date fair value of options granted in 2010 was $0.22. The outstanding options at September 30, 2010 have an intrinsic value of zero.
7. Stock Warrants
In conjunction with the Company’s past equity raise, the Company granted 340,000 common stock warrants with an exercise price of $0.30 per share to a consulting group that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $77,395, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.37%, (2) expected life of five years, (3) expected volatility of 181% and (4) zero expected dividends. The above warrants were accounted for against the Company’s additional paid-in capital account as share issuance costs.
Pursuant to final terms of a former executive officer’s severance agreement confirmed on April 15, 2010, the Company granted 1,500,000 common stock warrants with an exercise price of $0.385 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $374,995, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The fair value of the above warrants were recognized as warrant expense for the nine months ended September 30, 2010.

As compensation for computer software programming services provided, the Company granted 50,000 common stock warrants with an exercise price of $0.35 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $12,500, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The fair value of the above warrants were recognized as warrant expense for the nine months ended September 30, 2010.
In return for extending the maturity date of a convertible note (see Note 4), the Company granted 50,000 common stock warrants with an exercise price of $0.20 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $9,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 377% and (4) zero expected dividends. The value of the above warrants were included in the loss on extinguishment of debt.
In conjunction with the sale of the Series B Convertible Preferred Stock, the Company granted 100,000 common stock warrants with an exercise price of $0.30 to a consultant. These warrants have a term of 5 years, vested immediately and have a fair value of $23,998, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 356% and (4) zero expected dividends.
During the nine months ended September 30, 2010, the Company reached settlement agreements with three convertible note holders that included the surrender and forfeiture of an aggregate of 30,000 associated common stock warrants.
During the nine months ended September 30, 2010 the Company reached partial settlement agreements that were entered into in conjunction with the Incentive Offer (see Note 4) involving two convertible note holders that resulted in the surrender and forfeiture of 37,500 common stock warrants.
During the three months ended September 30, 2010, 750,000 contingent warrants granted to the Company’s former President/CEO were forfeited since the related performance conditions were not met.
A summary of warrant activities for the nine months ended September 30, 2010 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining
	Warrants	Exercise Price	Life (yrs)
Outstanding at December 31, 2009	9,510,348	0.79
Granted	2,040,000	0.36
Exercise	(2,549,500)	0.92
Forfeited	(817,500)	0.57

Outstanding at September 30, 2010	8,183,348	0.67	3.68

Exercisable	8,183,348	0.67	3.68

The weighted-average grant date fair value of warrants granted in 2010 was $0.24. The outstanding warrants at September 30, 2010 have an intrinsic value of zero.
8. Commitments and Contingencies
On July 13, 2009, the Company was made a party to a complaint by nuArch, LLC, alleging breach of contract and sought recovery of unpaid compensation of approximately $140,000 for alleged services rendered during 2008 and 2009. On February 4, 2010, the Company entered into a Settlement Agreement with nuArch that reflected an agreed upon payment of $75,000 to be paid over a 9-month period commencing on March 22, 2010. Accordingly, the Company reduced the related payable based on the agreed settlement amount. As of September 30, 2010, all payments have been made in compliance with the terms of this Settlement Agreement and there remains an outstanding balance owed of $16,250.

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
9. Subsequent Events
On November 4, 2010, the Company issued 120,000 shares of Series B Convertible Preferred Stock for cash amounting to $120,000.
On October 4, 2010, the Company granted its new President and CEO options to purchase 600,000 shares of the Company’s common stock (“First Option”) and an option to be granted on December 31, 2011, provided that he remains employed by the Company, to purchase 600,000 shares of the Company’s common stock (“Second Option”). The two options will have a term of five years, an exercise price equal to the fair market value of the common stock on the date of grant and a vesting period of 3 years.
On October 14, 2010, the Company’s Board of Directors approved the issuance of warrants to the Chairman of the Board as follows:
1.
250,000 warrants with a five-year life and a $0.35 per share exercise price as a result of the successful launch of the Company’s DigiLIBE product prior to March 31, 2010. These warrants will vest on January 14, 2011, and have a fair value of $55,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.18%, (2) expected life of five years, (3) expected volatility of 443% and (4) zero expected dividends.

2.
250,000 warrants with a five-year life and an exercise price of $0.22 for raising $2.35M of capital prior to June 30, 2010. These warrants will vest on December 1, 2010, if the Company raises $1.3 million in additional capital as of November 30, 2010, and have a fair value of $55,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.18%, (2) expected life of five years, (3) expected volatility of 443% and (4) zero expected dividends.

3.
250,000 warrants with a five-year life and an exercise price of $0.22 for his assistance in facilitating a new CEO transition, along with his continued assistance in providing technical advice and investor relations expertise. These warrants will vest on January 14, 2011, and have a fair value of $55,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.18%, (2) expected life of five years, (3) expected volatility of 443% and (4) zero expected dividends.

On October 14, 2010, the Company’s shareholders approved the following:
1.
2010 Long-Term Incentive Plan. As a result, the Company’s Board of Directors approved the grant to each non-employee directors of 5,000 options. The issuance of these options occurred automatically as part of the provisions of the incentive plan.

2.	Amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares from 110,000,000 to 135,000,000 shares and allocate the additional shares to common stock.
On October 15, 2010, we settled $107,025 of convertible notes for $32,025 in cash with the remaining outstanding balance converted into the Company’s common stock.

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
The information in this quarterly report is as of September 30, 2010, or, where clearly indicated, as of the date of this filing. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended on September 30, 2010. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
Executive Summary
The Business
Our business is developing and delivering superior information management technologies and methodologies enabling our customers to manage, control, protect and access their information and data simply and cost effectively. Our traditional business is providing a cost effective on-line data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets through our DigiBAK service.”. This on-line cloud storage management solution helps organizations properly manage and protect their entire network from one centralized location.
Our emerging business product, released in the first quarter of 2010, is called DigiLIBE. We believe that DigiLIBE is a game-changing product that addresses the desperate need for a fiscally responsible, integrated system to manage the increasing growth, volume, and diversity of unstructured data that now represents up to 85% of enterprise information and continues to grow rapidly. Content chaos is overwhelming companies’ ability to meet compliance, utilize collaboration tools and optimize storage needs for their virtualized infrastructures.
DigiBAK and DigiLIBE are complementary products — DigiBAK providing cloud storage backup and recovery of structured data and operating system files and DigiLIBE offers information management and life-cycle control of unstructured data from end-user through archiving and back to the end user.
The DigiBak legacy business
Our DigiBAK solution can backup and restore emails and all company data on every machine in a network, including desktops, laptops, file and print servers. We provide storage through a “utility based computing” philosophy, where customers pay for the gigabytes of data they store in DigiBAK Vault facility.

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
We utilize both direct in-house sales and sales through business partner channels such as VAR’s (Value Added Remarketers) and third party integrators. Our resellers have extensive data storage knowledge and expertise and an established customer base. Our sales plan targets reseller, Original Equipment manufacturer and channel partnerships regionally and nationally that possess utility-oriented sales systems. We and our partners target vertical markets specifically in the Small Business Market (SMB) and the Small and Intermediate size Enterprises of 100 — 5000 employees with an average of four sites and five — 20 Terabytes of information to archive.
As a result of our sales and marketing efforts of our DigiBAK product, our customer base has expanded from approximately 20 in fiscal 2005 to approximately 100 in fiscal 2006, 508 in 2007, 731 in 2008, 789 in 2009 and 857 as of September 30, 2010. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007, $3,075,308 in 2008 $3,192,463 in 2009 and $1,719,520 as of September 30, 2010. Despite this strong customer trend, we continue to struggle with profitability because of increasing competitive pressure causing commodity-like pricing. While we have continued to grow our customer base, we have also had to adjust pricing to maintain competitive advantage. We have significantly improved our support infrastructure and have been able to hold our margins. We still need to raise cash in 2010 to grow our overall business, but we believe we are in a much better financial and expense position than we were a year ago.
The Emerging New DigiLIBE Product
In 2008, we begun to pursue a strategy of expanding our solution to address the need of the industry for managing structured data through DigiBAK, but also provide information management abilities for the unstructured data. This effort led to the development and release of the product called DigiLIBE, a virtual corporate library that is designed to link together multiple desperate hardware and data storage environments to provide organizations with the ability to capture, classify, share, preserve, protect, achieve, and deliver the right information, to the right people, at the right time, helping them make smart informed business decisions. DigiLIBE should be understood as follows — as a company continues to virtualize their hardware and data storage environments, DigiLIBE provides a complementary virtualized environment for the company’s primary asset — its information. It does not matter if the information is on a user machine, on a server, or in archive. A customer can control it, secure it, and access it.
Growing both Business Segments:
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
DigiLIBE has received excellent feedback on the capability, performance, and function it delivers since its initial release. Our sales and prospecting efforts have also reaffirmed the potential of selling DigiBAK services as part of a DigiLIBE sale.

To date, Digitiliti has achieved significant market recognition and brand value having successfully established its presence in several vertical markets such as Finance, Legal, Telco, Managed Service Provider, Healthcare, Information Technology Services, and Management Consulting. In June 2010, DigiLIBE won the Tech Awards Circle Gold Award in the Midrange Software category. In briefings, leading industry analysts have described DigiLIBE as a unique and potentially disruptive product integrating both the storage management and information management markets.
“The first company to demonstrate that it can genuinely bridge the gap between storage and information management will make existing products look archaic by comparison”
Joseph Martins, Managing Director, Data Mobility Group LLC
We believe DigiLIBE is a fiscally responsible solution at a price, performance, and ease of use level that disrupts the current competitors’ point solution landscape and positions while exceeding customers’ expectations and needs. Our new product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace.
Intellectual Property Protection
We have taken action to protect our key DigiLIBE technologies. There are currently four key claims filed for patent protection in our initial patent application filed in January, 2009 that are currently pending. We continue to enhance our innovative products and we believe in protecting Digitiliti’s Intellectual Property.
The Market and Resellers
Our channel strategy for DigiBAK and DigiLIBE is to target regional and national resellers who have technical support and infrastructure to deploy the products into the small and intermediate size enterprises of 50 to 5000 employees or workstations. Our strategy is to target and develop these channels with a vertical market focus on regulation and compliance, collaboration, and virtualization. During the 2nd and 3rd quarters of 2010, we added three notable regional and national resellers to the Digitiliti family: Northland Systems, a Minnesota Company; RSM McGladrey, a National Consulting Services firm; and Coolcat, Inc, a Florida Managed Services Provider (MSP) specializing in PCI (credit card) compliance and based on our sales pipeline. We anticipate this list will grow rapidly. For resellers, we believe their incentive is that they can grow their business by selling the products, they get a monthly annuity from the cost of data archiving as they improve cost and efficiency of their client’s environment, and they can provide value-added consulting and software services through DigiLIBE’s Application Program Interfaces, (AP’s) and compliance engine.
Company Funding
In order to fund continuing operations and the new product launch of DigiLIBE, we have aggressively reduced overall operating costs to increase profitability of our DigiBAK operations. Since 2008, we reduced the annual salaries and wages associated with our DigiBAK operations by over 20%, while increasing operational efficiencies and lowering overall costs of goods sold. As previously stated, we implemented additional restructuring of our DigiBAK operations to increase profitability, improve cash flow and reduce cash burn rate. Through these actions, we reduced the cash burn rate per month associated with DigiBAK by approximately $100,000 in 2009.
At present, we continue to raise additional capital to provide the financial resources needed to achieve our strategy, while we are balancing our desire to aggressively launch our new product with the reality of available capital.
Throughout 2010, our continuing operations have been funded, in large part, through the following:
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

2.
The Company conducted an equity offering of Series B Convertible Preferred Stock reflecting a $1.00 par value that is convertible into 5 shares of the Company’s common stock. On September 29, 2010, the Company closed on the sale of $300,000 worth of Series B Convertible Preferred Stock.

In an effort to address the Company’s exposure to outstanding convertible debt and also raise operating capital, in May 2010, the Company initiated an Incentive Offer affecting all our former and current unsecured debt holders that offered to convert their debt into shares of our common stock at $.20 per share and/or exercise their warrants at $.20 per share. In addition, our secured debt holders were offered to convert their debt into shares of our Class A Convertible Preferred Stock at $1.00 per share. The Incentive Offer was also extended to other convertible note holders and miscellaneous warrants holders.
The closing of the Incentive Offer took effect on July 23, 2010. And, as of September 30, 2010 the Company achieved the following conversion of convertible debt and exercise of warrants:
As of September 30, 2010:
1.	$2,537,300 of unsecured debt plus accrued interest of $728,672 associated with the $5.5 million offering was converted into 16,329,869 common shares, and
2.	2,549,500 warrants were exercised into an equal number of common shares providing for $509,900 of additional equity proceeds, and
3.	$650,000 of secured debt plus accrued interest of $74,186 were converted into 724,187 Series A convertible preferred shares.
As of September 30, 2010, the Company has $267,410 of debt and accrued interest outstanding from the $5.5 million offering and $112,934 of debt and accrued interest outstanding from the $750,000 secured offering, reflecting more than 90+% successful conversion.
Liquidity and Capital Resources
Our liquidity is dependent, in the short term, on proceeds from the sale of our equity securities for cash and/or the issuance of additional debt. In the long term, we may need to continue the development and marketing of our DigiLibe product and expanding the capacity of our Data Storage Center by investing in property and equipment and software licenses.
We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and sale of equity securities. We had a working capital deficit of $3,417,761 at December 31, 2009. At September 30, 2010, we had a working capital deficit of $1,109,916. We had cash of $223,650 as of September 30, 2010, compared to cash of $141,086 as of December 31, 2009.
We used $1,364,201 of net cash in operating activities for the nine months ended September 30, 2010, compared to using $118,221 for the nine months ended September 30, 2009. The increase in cash used in operations during the nine months ended September 30, 2010 was primarily related to a decrease of revenues and increase in sales and marketing and research and development expense. Overall, our net loss was offset by non-cash charges of $475,116 for amortization and depreciation, $214,742 associated with stock options expense, $363,223 related to amortization of the discount on our convertible debt and deferred financing costs, $387,067 of warrant expense, $1,522,950 of amortization pertaining to the beneficial conversion feature associated with the convertible notes that were converted, $315,428 loss of extinguishment of debt and $152,340 related to shares issued for services. In addition, the Company’s operating activities generated $45,685 from a decrease in accounts receivable. Cash used in operating activities during the nine months ended September 30, 2009 of $118,221 was a reflection of the Company’s efforts to increased operating margins by lowering our cost of goods sold and other operational overhead. During this period, our net loss was offset by non-cash charges of $817,212 for amortization and depreciation, $356,940 associated with stock options expense, $937,869 related to amortization of the discount on our convertible debt and deferred financing costs, $977,029 associated with the amortization of a beneficial conversion feature resulting from convertible notes that were converted, $302,297 of warrant expense and $20,692 of bad debt expense.

Net cash flows used in investing activities was $67,076 for the nine months ended September 30, 2010, compared to net cash flows used in investing activities of $29,678 for the nine months ended September 30, 2009. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.
Net cash flow provided by financing activities was $1,513,841 for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $228,447 for the nine months ended September 30, 2009. During nine months ended September 30, 2010, cash provided by financing activities was primarily due to proceeds of $1,199,050 received from issuance of our common stock for cash, net of issuance costs, proceeds of $300,000 from issuance of Series B Convertible preferred stock for cash, along with $509,900 received from the exercise of warrants. We used these proceeds to make $35,537 in capital lease payments $364,572 in payments on notes payable and $95,000 of payments on convertible debt. During nine months ended September 30, 2009, cash provided by financing activities resulted from the issuance $630,000 of convertible debt and $287,197 of proceeds from notes payable. These proceeds helped to support financing cost of $54,500, payments on capital leases of $352,678 and payments of $279,572 on notes payable.
As of September 30, 2010, the Company has the following debt and accrued interest outstanding from the $5.5 million offering and the $750,000 secured offering of $267,410 and $112,934, respectively. To date, we continue to discuss payment and/or conversion or extension of these notes with these note holders.
Results of Operations
For the 3 month periods ended September 30, 2010 and 2009
Sales for the three months ended September 30, 2010 decreased 27% to $555,386 compared to $760,017 for the three months ended September 30, 2009 reflecting a $204,631 decrease in revenue. This DigiBAK revenue loss is a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services anda weak economy. In response to these challenges, we took action to restructure our resources, strengthen our VAR and customer relationships, reposition and rebrand our offering, initiate a stronger sales effort and refine other aspects of the DigiBAK business to sustain our margins. From all these actions, we have increased our customer count from 726 as of September 30, 2009 to 857 as of September 30, 2010.
Gross profit for the three months ended September 30, 2010 was $137,245 compared to $267,527 for the three months ended September 30, 2009, reflecting a decrease in the gross profit margins between these two comparative periods. The Company’s gross profit margin decreased to 25% for the three months ended September 30, 2010 compared to 35% for the three months ended September 30, 2009. This gross profit margin decrease is a result of overhead absorption associated with technical staff added during the third quarter of 2010 that are needed to support our new DigiLibe product.
Research and development expenses for the three months ended September 30, 2010 was $242,736 compared to $206,504 for the three months ended September 30, 2009. The increase in our research and development expenses in 2010 are attributable to our development and release of our DigiLIBE version 2.01 during the third quarter of 2010. In addition, we now have more research and development staff on hand when compared to the third quarter of 2009.
And, with the release and roll-out of our new DigiLIBE product, we have incurred significantly higher sales and marketing expenses for the three months ended September 30, 2010 of $239,490 compared to $62,046 incurred during the three months ended September 30, 2009. This increase in sales and marketing expenditure directly relates to our DigiLibe market launch actions, which include establishment of regional and national reseller processes and agreements and expansion of marketing communications.

Our general and administrative expenses remained static having incurred $359,764 during the three months ended September 30, 2009 compared to $362,733 for the three months ended September 30, 2010. Reductions in overhead achieved during 2009 were offset by costs incurred in 2010 associated with the transition to a new accounting and internal reporting system, the addition of an Human Resources/ Investor Relations staff person and the implementation of an improved CRM system.
The decrease of $135,427 in interest expense between the comparative three months ended September 30, 2010 and September 30, 2009 is attributed to the Incentive Offer provided by the Company to the convertible debt note holders. As referenced in footnote 4 to our consolidated financial statements, during the second quarter of 2010 a balance of $2,537,300 of convertible debt was converted into the Company’s common stock, resulting in the recognition of approximately $1,712,281 of a non-cash charge related to the following components of the convertible notes (1) the beneficial conversion feature, (2) the unamortized discount (3) the fair value of the incremental compensation costs resulting from the modification on the exercise price of the warrants and (4) the fair value of the incremental compensation costs resulting from the modification on the conversion of options.
For the 9 month periods ended September 30, 2010 and 2009
Sales for the nine months ended September 30, 2010 decreased 31% to $1,719,520 compared to $2,479,965 for the nine months ended September 30, 2009 reflecting a $760,445 decrease in revenue. This loss in revenue is a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services and a weak economy. In response to these challenges, we took action to restructure our resources, strengthen the VARs and customer relationships, reposition and rebrand our offering, and initiate a stronger sales effort that had been reduced during the time we attempted to sell this business. From those actions, we have increased our customer count from 726 as of September 30, 2009 to 857 as of September 30, 2010. Despite the pricing pressures detailed above, we are adding customers and we expect to continue to grow and expand data volumes with our DigiBAK service.
Gross profit for the nine months ended September 30, 2010 was $621,011 compared to $980,952 for the nine months ended September 30, 2009, reflecting a 36% and 40% gross profit margin between these two comparative periods. Our consistently strong gross margin between these two comparative periods reflects the direct actions taken by the Company during 2009 to streamline and strengthen our operations and personnel, which has served to offset the pricing pressures we have experienced during 2010 as detailed above.
Research and development expenses for the nine months ended September 30, 2010 were $774,719 compared to $539,383 for the nine months ended September 30, 2009. This increase in research and development expenses results from the increase number of staff added to this department in support of our new DigiLIBE product, as well as the additional expense incurred to support the rollout of DigiLIBE during the second quarter of 2010 and the release of version 2.01 during the 3rd quarter of 2010.
Given the release and roll-out of our new DigiLibe product in the second quarter of 2010, we have incurred significantly higher sales and marketing expenses for the nine months ended September 30, 2010 of $616,068 compared to $267,375 incurred during the nine months ended September 30, 2009. This increase in sales and marketing expenditure directly relates to our DigiLibe market launch actions, which include securing a public relations firm to create market awareness within the industry and with trade groups, participation in trade shows, establishment of regional and national reseller processes and agreements, and expansion of marketing communications.

Our general and administrative expenses increased from $1,726,501 incurred during the nine months ended September 30, 2009 compared to $1,978,671 for the nine months ended September 30, 2010. Reductions in overhead achieved during 2009 were partially offset by costs incurred in 2010 associated with the transition to a new accounting and internal reporting system, the addition of a Human Resources/ Investor Relations staff person and the implementation of an improved CRM system. In addition, during the second quarter of 2010 we incurred a noncash charge of approximately $394,000 in stock based compensation that was issued to a former executive that served to increase our general and administrative expenses. Overall, our 2010 general and administration expenses reflect greater efficiency and higher cost/benefit performance despite greater administrative demands on the Company as compared to same period during 2009.
The decrease of $308,172 in interest expense incurred during the first 9-months of 2010 of $2,198,769 versus $2,506,941 during the first 9-months of 2009 is primarily attributed to the greater amount of debt converted during these same periods. Under the terms of the Modification Proposal offered in 2009, the company converted approximately $2,607,700 of unsecured debt compared to $2,537,300 of unsecured debt converted during 2010 under terms of the Company’s Incentive Offer. Again, as referenced above, the non-cash charge posted to interest expense associated with the conversion of this unsecured debt is related to the following components of the convertible notes (1) the beneficial conversion feature, (2) the unamortized discount and (3) the fair value of the incremental compensation costs resulting from the modification on the exercise price of the warrants.
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
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarter ended September 30, 2010. Based on that evaluation, they have concluded that our disclosure controls and procedures as of the end of the period covered by this report are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms.
Changes in internal control over financial reporting
There have not been any changes in our internal controls over financial reporting that occurred during our third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and use of Proceeds.
On ____, 2010, the Company issued 621,725 shares of common stock in lieu of payment for services rendered valued at $ 140,120. The shares were sold at $____ per Share. The Securities were sold in a transaction exempt from the registration requirements under Section 4(2) of the Securities Act of 1933.
**	(See Financial footnote 5-must disclose each sale/issuance in lieu of paying for services that occurred in 3rd Q not disclosed in an 8-K) so may need to add more as necessary).
On September 20 and 29, 2010, the Company Sold an aggregate of 300,000 Shares of Series B Convertible Preferred Stock, for an aggregate cash purchase price of $300,000, in a private placement. The Shares were sold in a transaction exempt from the registration requirements under Section 4(2) and Rule 506 promulgated under the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities.
Based on the Company’s final closing of the Incentive Offer on July 23, 2010, as of November 12, 2010, the Company has $267,410 of principal and accrued interest from the $5.5 million unsecured offering past due. To date, we continue to discuss payment and/or conversion or extension of these notes with these note holders.
The Company also has a $250,000 convertible note owed to a shareholder that reflects an August 31, 2010 maturity date. This debt is convertible into common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. As of November 12, 2010, the total principal and accrued interest past due and outstanding is $310,167. To date, we continue to discuss payment and/or conversion or extension of this note with the note holder.
Item 5. Other Information.
Creation of Series B Convertible Preferred Stock
Under the Company’s Certificate of Incorporation, the board of directors is authorized to establish from the authorized but undesignated preferred stock one or more classes or series of preferred shares and to designate each class or series and fix the relative powers, qualifications, restrictions, rights and preferences of each such class or series, including the right to create voting, dividend and liquidation rights and preferences greater than those of the common stock.
On September 16, 2010, the Company’s board of directors authorized the creation of the Series B Convertible Preferred Stock (“Series B Stock”), approved the form of Certificate of Designation of the Relative Rights, Restrictions and Preferences of Series B Convertible Preferred Stock (“Certificate of Designation”) and authorized 2,000,000 shares of undesignated preferred stock to be designated as Series B Stock. On November 10, 2010, the Company filed with the Delaware Secretary of State the Certificate of Designation. A copy of the Certificate of Designation is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
In brief, some of the terms of the Series B Stock are as follows: (1) each share of Series B Stock has the number of votes equal to the number of shares of common stock a share of Series B Stock is then convertible into; (2) each share of Series B Stock is currently convertible into 5 shares of common stock; (3) Series B Stock accrues an annual cumulative dividend equal to 5% of the issue price of $1.00 per share, payable only upon conversion and only in shares of common stock; (4) liquidation preference is first given to holders of the Series A Convertible Preferred Stock, then second to holders of Series B Stock and then last to holders of common stock; (5) the Company has the right to redeem the Series B Stock at any time at the issue price, as may be adjusted for stock dividends, splits, combinations and other similar transactions; (6) a holder of Series B Stock may convert the shares into common stock at any time; and (7) the Series B Stock automatically converts into common stock if the common stock trades at $1.00 per share for more than 20 consecutive days, or if the Company conducts a capital raise of at least $5 million by offering common stock at a minimum price of $0.50 per share, or at least 2/3rds of the authorized shares of Series B Stock have been converted. The foregoing description of the Certificate of Designation is qualified in its entirety by reference to the full text of the Certificate of Designation attached to this report as Exhibit 3.4.

Unregistered Sales of Equity Securities
On September 20, 2010, September 29, 2010 and November 4, 2010, the Company sold 100,000, 200,000 and 120,000 shares of Series B Stock, respectively, for an aggregate cash purchase price of $420,000. The Series B Stock were sold to persons who were “accredited investors” as defined in Rule 501 of Regulation D of the Securities and Exchange Commission. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Sections 4(2) and Rule 506 of Regulation D promulgated under the Securities Act.
Item 6. Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.
Date: November 12, 2010	By:	/s/ Ehssan Taghizadeh
Ehssan Taghizadeh President and CEO

Date: November 12, 2010	By:	/s/ William McDonald
William McDonald, CFO

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 18, 2008 (incorporated by reference to Exhibit 3.5 to the registrant’s form 10-K filed with the Commission on May 1, 2009)

3.2
Certificate of Designation for Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on July 7, 2010)

3.3	*	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 20, 2010
3.4	*	Certificate of Designation for Series B Convertible Preferred Stock filed with the Secretary of State of Delaware on November 10, 2010
10.1	*	Form of Non-Qualified Stock Option Agreement under the 2010 Long-Term Incentive Plan.
10.2	*	Form of Incentive Stock Option Agreement under the 2010 Long-Term Incentive Plan.
10.3	*	Form of Initial Grant Director Non-Qualified Stock Option Agreement under the 2010 Long-Term Incentive Plan.
10.4	*	Form of Additional Grant Director Non-Qualified Stock Option Agreement under the 2010 Long-Term incentive Plan.
10.5	*	Form of Restricted Stock Award Agreement under the 2010 Long-Term Incentive Plan.
31.1	*	302 Certification of CEO, Ehssan Taghizadeh
31.2	*	302 Certification of CFO, William McDonald
32.1	*	906 Certification

*	Filed herewith