Form 10-K
period 2010-12-31
Digitiliti Inc
filed 2011-04-14
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Market Value of Non-Affiliate Holdings
State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed third quarter.
At June 30, 2010, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates was approximately $10,778,001, based on 59,887,782 shares being held by such persons and the closing price of $0.18 for the Registrant’s common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) on June 30, 2010.
Outstanding Shares
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 30, 2011

Common Stock, $.001 par value per share	65,599,753 shares
Documents Incorporated by Reference
Parts of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders which the Registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein. If the Registrant does not file its Proxy Statement with the Commission on or before 120 days after the end of its 2010 fiscal year, the Registrant will file the required information in an amendment to this Annual Report on Form 10-K.

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
We were organized under the name “Cyclone Holdings, Inc.” as a holding company under Delaware Law on March 31, 2006.
On February 27, 2007, we changed our name to “Digitiliti, Inc.”
We acquired Storage Elements, Inc (the “Storage Merger”), effective August 17, 2007, and we became a successor to Storage and its business operations, with Storage becoming our wholly-owned subsidiary. References are often made to “Storage” throughout this Annual Report to provide a clearer understanding of the information presented. We also changed the name of Storage to “Digitiliti, Inc.” As a result, we both share the same name, respectively, in the States of Delaware and Minnesota.
Currently, our principal executive offices are located at 266 East 7th Street, 4th Floor, St. Paul, Mn 55101, (651) 925-3000.
On March 13, 2008, we acquired a commercially-proven technology from StorageSwitch, LLC, a Colorado limited liability company (“StorageSwitch”), which led to the development of our new product discussed below under the heading “Business-DigiLIBE.” Since then we have made significant changes to the product, and it is now called the “Universal Archive Platform”.
Our business is developing and delivering superior archiving and information management technologies and methodologies enabling our customers to manage, control, protect and access their information and data simply and cost effectively. Our traditional business is providing a cost effective on-line data protection and data recovery solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets through our DigiBAK service.”. This on-line cloud storage management solution helps organizations properly manage and protect their entire network from one centralized location.
Our emerging business product, released in the first quarter of 2010, is called the Universal Archive Platform, DigiLIBE. We believe that DigiLIBE is a game-changing product that addresses the desperate need for a fiscally responsible, integrated system to manage the increasing growth, volume, and diversity of unstructured data that now represents up to 85% of enterprise information and continues to grow rapidly. Content chaos is overwhelming companies’ ability to meet compliance, utilize collaboration tools and optimize storage needs for their virtualized infrastructures.
DigiBAK and DigiLIBE are complementary products with DigiBAK providing cloud storage backup and recovery of structured data and operating system files and DigiLIBE offers archiving and information management and life-cycle control of unstructured data from end-user through archiving and back to the end user.
Our Internet website address is www.Digitiliti.com. The information on this website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge through our website annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filings, and all amendments to those reports and filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

The DigiBAK business
Our DigiBAK solution can backup and restore emails and all company data on every machine in a network, including desktops, laptops, file and print servers. We provide storage through a “utility based computing” philosophy, where customers pay for the gigabytes of data they store in DigiBAK’s Vault facility.
Through our DigiBAK service, we combine powerful, agent-less backup software with our highly protected facility, to deliver to our customers an efficient and effective online-offsite data backup and restore solution. Our facilities enable us to provide offsite disaster recovery emphasizing intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings. Our DigiBAK Vault is located in the base of the former Minneapolis Federal Reserve Bank. It is a one of a kind facility providing web based on-demand backup/restore service with all the benefits of direct fiber access to a “Level 5” data center. The Vault has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking. It also has battery generator back up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network. Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense and this capability allows us to send data back and forth in real time.
We utilize both direct in-house sales and sales through business partner channels such as Value Added Resellers (VARs) and third party integrators. Our resellers have extensive data storage knowledge and expertise and an established customer base. Our sales plan targets reseller, Original Equipment Manufacturer and channel partnerships regionally and nationally that possess utility-oriented sales systems. We and our partners target vertical markets specifically in the Small Business Market (SMB) and the Small and Intermediate size Enterprises of 100 — 5000 employees with an average of four sites and five — 20 Terabytes of information to archive.
As a result of our sales and marketing efforts of our DigiBAK product, our customer base has expanded from approximately 20 in fiscal 2005 to approximately 100 in fiscal 2006, 508 in 2007, 731 in 2008, 789 in 2009 and 890 as of December 31, 2010. Correspondingly, our annual sales have increased from $402,638 in 2006; to $1,329,386 in 2007, $3,075,308 in 2008 and $3,192,463 in 2009. In 2010, while experienced an increase in customers, we experience a decline in sales posting $2,143,882 through December 31, 2010. Despite this strong overall customer trend, we continue to struggle with profitability because of increasing competitive pressure causing commodity-like pricing through cloud-like storage. While we have continued to grow our customer base, we have also had to adjust pricing to maintain competitive advantage. We have significantly improved our support infrastructure and have been able to hold our margins. We still need to raise cash in 2011 to grow our overall business, but we believe we are in a much better financial and expense position than we were a year ago through targeted expense reduction and debt conversion. The product features that we are offering to our clients we believe have superior functionality to the mainstream competition and fill a customer need. We expect this gain new business in 2011.
The Emerging New Universal Archive Platform (DigiLIBE) Product
In 2008, we begun to pursue a strategy of expanding our solution to address the need of the industry for managing structured data through DigiBAK, but also provide information management abilities for the unstructured data. This effort led to the development and release of the product called Universal Archive Platform, DigiLIBE, a platform that is designed to consolidate together multiple disparate hardware and data storage environments to provide organizations with the ability to capture, classify, share, preserve, protect, achieve, and deliver the right information, to the right people, at the right time, helping them make informed business decisions. DigiLIBE should be understood as follows — as a company continues to virtualize their hardware and data storage environments, DigiLIBE provides a complementary virtualized environment for the company’s primary asset — its information and data. It does not matter if the information is on a user machine, on a server, or in archive. A customer can control it, secure it, and access it and at the same time reduce its IT storage costs.
Growing both Business Segments:
We believe the benefits of our strategic decision to grow both the DigiBAK and DigiLIBE businesses are:
(i)	solving a major industry and customer problem of managing continually growing information volume and associated cost of storage and retrieval;
(ii)	ability to access a larger share of opportunity in the information management storage business;
(iii)	offering significant technological advantages in control of information at the corporate policy level and ability to leverage knowledge from the information it creates; and
(iv)	optimization of the synergistic allocation of capital and resources between both business.

DigiLIBE has received excellent feedback on the capability, performance, and function it delivers since its initial release. Our sales and prospecting efforts have also reaffirmed the potential of selling DigiBAK services as part of a DigiLIBE sale.
To date, Digitiliti has achieved market recognition and brand value having successfully established its presence in several vertical markets such as Finance, Legal, Telecom, Managed Service Provider, Healthcare, Information Technology Services, and Management Consulting. In June 2010, DigiLIBE won the Tech Awards Circle Gold Award in the Midrange Software category. In briefings, leading industry analysts have described DigiLIBE as a unique and potentially disruptive product integrating both the storage management and information management markets.
We believe DigiLIBE is a fiscally responsible solution at a price, performance, and ease of use level that disrupts the current competitors’ point solution landscape and positions while exceeding customers’ expectations and needs. We believe our new product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace.
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
The advantages of outsourcing on-line backup and disaster recovery for customers is that it eliminates cumbersome tape storage and internal infrastructure costs associated with the effort and capital to provide redundancy, disaster recovery and to comply with legal and regulatory requirements for information management. We combine a powerful, agent-less backup software, with our remote DigiBAK service, to deliver to our customers a powerful and effective online-offsite data backup and restore solution located in the former Minneapolis Federal Reserve Bank, a highly secure and protected facility.
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
At the customer site, DigiBAK administrator software is loaded on as many or as few workstations as desired and requires a valid logon code, helps to eliminate any unauthorized access; the administrator software console acts as the interface with DigiBAK in the Data Storage Center; and enables the configuration of all backups and restores. The DigiBAK backup software is totally agent-less, requiring no additional software to be installed on any machines. From the customer administration console, the customer sets retention policies, schedules automatic backups and initiates restores. The customer decides what files to backup: emails, Windows, Linux, Mac, Lotus, AS400 and many more. To ensure security and confidentiality, customer data sent to our Data Storage Center is encrypted and compressed. The encryption key is known only to the customer. The data can be unencrypted only by the customer, affected upon the need of a restore of information. Encrypted data is also highly compressed, making it extremely safe and impenetrable from viruses.
We currently have two storage vaults in our Data Storage Center; 1-105 Terabyte system and 1-95 Terabyte system. We built this vault infrastructure upon a third-party software system called Asigra to efficiently manage the volumes of data being transmitted and stored. When we fully consume existing storage capacity, we purchase additional Asigra licenses, as needed.
Customers are charged monthly for the gigabytes of data they store in our Data Storage Center. The compelling business case is that industry statistics (and our own actual experience) show that organizations grow data at a rate of 3% per month, so gigabyte billing per customer is estimated to grow at that approximate rate. This model provides ongoing revenue growth from our existing customer base. However, the down side of this growth is that it results in increased monthly and annual costs for customers. At some point, the costs are such that the business case for outsourcing backup and recovery services can no longer be justified by larger customers.

In 2008, we began to develop a new product targeted to help customers deal with the ever-increasing burden of data growth and data proliferation that would also stem the potential of rising storage costs. In analyzing industry data growth issues, we determined that 80% of data being stored is either duplicate or proliferated, and 80% of that data is categorized as “unstructured” data, such as Word documents, PDF’s, Excel spread sheets, other Office documents, pictures and music, but with the greatest issue being emails. “Structured” data, representing 20% of data stored, is typically data contained in databases such as inventory, accounting data and the like. Our new product is named DigiLIBE, or the Universal Archive Platform, previously referred to as “Pyramid” in our previous reports and registration statements filed with the Securities and Exchange Commission.
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
In analyzing the opportunity for this product, it became clear that existing solutions to the problem of data growth did not address the root cause. They addressed pieces of the problem, attacking symptoms with “point” solutions such as de-duplication, Indexing, Compression, Mass Storage Devices, Archives and so forth. The aggregate industry opportunity for all these different solutions is estimated to be somewhere between $30 billion and $45 billion, and potentially even more, if you expanded beyond storage into e-discovery and business intelligence.
Our approach was to address the root cause of the data growth and proliferation problem/opportunity by providing one universal architecture, in a simple-to-implement solution. Throughout most of 2009, we worked diligently to complete this project, gathering continuous feedback from industry analysts, experts and potential customers. On December 19, 2009, we announced DigiLIBE as a break-through data management product.
During this time, we attempted to sell our DigiBAK service business, but abandoned these efforts because we could not agree to terms with the potential buyer. As a result, we restructured the DigiBAK business to become more efficient, and reinitiated our effort to grow that business. A component of our new DigiLIBE business is also an “active” Vault where customers archive and can retrieve DigiLIBE information objects without the assistance of IT personnel. We believe customers are looking for a one stop shopping storage solution, so as our DigiLIBE business grows, we see the potential to also increase our DigiBAK business. Unstructured data (information objects) sent to the DigiLIBE vault and structured data and all other backups sent to the DigiBAK vault, are all done seamlessly and transparently for the customer.
As with DigiBAK, DigiLIBE’s Vault component is charged per gigabyte of customer storage. DigiLIBE also has a onetime charge for its software license and storage device, along with annual maintenance. We do not charge per client license fee as we believe it will discourage using the system to its full ability and capacity. While there are a limited number of direct sales, both products are distributed through industry resellers nationwide. DigiBAK and the DigiLIBE Vaults are basically service businesses where our resellers can benefit by providing and gaining ongoing service revenue. DigiLIBE has also a product component and a consulting services component, making it a compelling value equation for resellers.
Our vision for DigiLIBE is to change the way customers approach the problem of data growth and proliferation. In the past and current environment, customers have labored on implementing technologies to solve individual issues like using indexers to find data, de-duplication devices to control growth and email archivers to manage ever-growing email storage. DigiLIBE offers a different approach: one where technology is secondary to the problem solution, DigiLIBE provides organizations with the ability to focus their energy and resources on managing the content of information created and putting their content into context for competitive advantage, rather than concentrating on data growth problems.
Products, Software, Services and Related Technologies Utilized
The following information describes various products, services, software and other technologies utilized in our products and services. We will define these in two categories; (1) storage technologies, and (2) information technologies. Where it is not specifically indicated, technologies identified are common to both DigiLIBE and DigiBAK.
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
In DigiBAK, we rebranded a third party application from Asigra, which manages and controls the data being archived and retrieved from the customer to our Data Storage Center. This solution provides the capability to efficiently and effectively move and manage very large blocks of data and to ensure the integrity and security of the information stored. It also provides the capability to track and report on storage volumes by customers, providing the basis for our monthly billing. We pay for their licenses and maintenance based on the number of systems and gigabytes of storage allocated. We also pay them an annual “Branding” fee to employ a customer-facing Digitiliti brand.
The DigiLIBE Vault does not use any third party software. Secure storage is implemented in an industry standard database.
Archiving & Information Technologies:
This category is unique to our Universal Archive Platform, DigiLIBE. DigiLIBE moves and manages information objects, which, in effect, are human recognized content such as a Word document or an Excel spreadsheet. Technologies employed in DigiLIBE include de-duplication to remove type of unstructured of information from the system. One of DigiLIBE’s patent applications involves “global de-duplication.” In other words, we de-duplicate objects from the time of creation to the time of archive — over the life-cycle of the object. We can assure there are no duplicates in the system. Another technology is indexing, where we save the contents of information objects so that a user can search not only for title, but for any information contained in the content of the object. And this indexing supports multiple languages. Other technologies include compression to reduce the object size and encryption to protect security of customer information. DigiLIBE information object technology also includes a policy engine to control factors like retention life, versioning and other options targeted to allow users and company executives to define information object storage parameters. Each information object has “meta-data” stored with the object. Meta-data is basic information about the object such as who stored it, what type of data is it, when was it stored and/or updated, what computer was its source and who accessed it. All these capabilities are integrated into one package with DigiLIBE and contained on one storage appliance called an “Information Director,” making this a simple and easy to use information content and context delivery solution.
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
Because of DigiLIBE’s highly and uniquely integrated architecture, the market opportunity is less well defined. In order to complete a market opportunity assessment, one has to roll up the individual opportunity for each “point” solution offering. Our estimates are that this industry opportunity ranges from between $30 to $45 billion. It is new market defined by Gartner as Enterprise Information Archiving (EIA) market. They issued a new magic quadrant report in October 2010 for the first time on this market. Not a data management and control market, but an information content and context market transforming the current market definition of Primary Storage, Secondary Storage and Archival Storage to a market of Content and Context Management that not only includes Storage, but also includes Business Intelligence, e-Discovery and Information Policy. DigiLIBE’s capability even makes the traditional file structures obsolete, encroaching into traditional operating system space, as it relates to file storage and file structures.
DigiLIBE’s target market is similar to DigiBAK — SMB / SME. However the market segmentation has more vertical tendencies and targeted to Health Care, Finance, Legal and some sectors of government. However, DigiLIBE’s policy engine and life cycle management make it ideal for any organization with regulatory compliance requirements. As with DigiBAK, North America is the primary geographic region for DigiLIBE sales, but we expect to move into broader geographic areas within two years.

Products
DigiBAK is an on-line data backup and restore service. DigiLIBE is both a product and a service offering. The product is our information management software contained in our Information Director storage appliance Customers pay a one-time fee for this appliance and a one-time software license fee, plus annual maintenance for this product. The service component is a monthly per-gigabyte fee for archiving. DigiLIBE has an “active” archive, meaning that individual users have real-time access to archived data (assuming they are authorized). Customers can use Digitiliti’s Data Storage Vault services, their own storage or a third party for active archiving. Another service component is consulting services to assist customers in enhancing the DigiLIBE policy engine and to customize workflow applications to put content into context. DigiBAK is an on-line data backup and recovery service. Both the DigiLIBE and DigiBAK services are charged by gigabyte of storage per month.
An additional opportunity for DigiLIBE is an OEM solution and business partnership where DigiLIBE software is placed on another vendor’s storage appliance and sold under that vendor’s brand.
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
We believe our experience as a hybrid cloud backup/disaster recovery solution provider in the past 5 years brings us credibility in the market. We have learned from this experience and are in a better position going forward. One of the strengths of DigiLIBE is built from the heritage of our DigiBAK business. We believe that both our current business and our new product will complement each other with a very good chance that we can grow both in a complementary sales strategy where we provide an active archive for information objects of unstructured data and a traditional archive for all other data of customers. In effect, we can be the “cloud” provider, but with value added capability of using that content.
Targets
See “Markets,” above for our targeted market focus
“digitiliti” Product Operational Methodology
Our operational model is simply defined in these points:
•	Develop simple and robust technologies. Mask technical complexity from IT and from the users.
•	Develop technologies and process to scale sales through VARs
•	Reduce total cost of ownership (TCO) of managing information and archiving for IT and organizations.
•	Provide customers with the business knowledge of the content they create and store, to improve their efficiency and effectiveness.

Distribution Methods of the Products or Services
We sell and support our solutions and services through direct sales, and through relationships with Value-Added Remarketers and third-party integrators (resellers). We have a current base of about 30 resellers in North America for DigiBAK, most of whom are local to a city or are regional in nature. Over 80% of our current base of more than 700 DigiBAK customers has been signed through resellers. For DigiLIBE, we are targeting regional and national resellers who can sell the product, deploy the product and provide on-going consulting services. With DigiBAK, our value to resellers is an on-going monthly revenue stream from on-line archive volumes. With DigiLIBE, we have a more compelling reseller model. Resellers not only get revenue from the one-time sale of the product, but they gain service revenue from the monthly archive volumes. They also have the opportunity to engage the customer in business services such as consulting on policy setting details, developing workflow applications to leverage information object content or to write information applications that turn content into context.
For DigiLIBE, another potential distribution channel is OEM — Original Equipment Manufacturer. We also market through traditional methods, including the web, trade publications, trade shows and advertising. We are aggressively pursuing a plan to use our web site to grow our direct sales by strategically improving our ability through the new site to go Viral. We are developing a limited function assessment tool that will be distributed through the new website and help IT professionals realize the value of the product and the reduction in their TCO.
Status of any Publicly Announced New Product or Service
Release 1 of DigiLIBE was announced on December 19, 2009.
Release 2 of DigiLIBE was announced on October, 2010. This release significantly improved the functionality, stability, and scalability of the product. There are plans for additional releases and future content targeted for new features and functions and for market expansion both to smaller size organizations to the larger enterprises.
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
Key national and international competitors for full function on-line archiving include Iron Mountain, EVault, HP, and EMC. These companies focus on larger enterprises and offer services similar to our services. Their competitive advantage is in financial strength, size and by the fact that they are also hardware providers. We differ in our competitive advantages by our agility, service and focus on small and intermediate businesses as our core business. Other competition is more limited and tends to be localized to geographic areas. These competitors operate with cost as a competitive advantage. However, they typically offer a subset of service and capabilities and are targeted more to smaller enterprises and establishments. Iron Mountain, EMC and some other large storage providers have made strategic purchases of companies offering point solutions, which when linked together, offer a subset of capabilities offered by DigiLIBE. They are clearly moving in a direction to offer a comprehensive solution to compete with DigiLIBE. The question is when will they reach that capability, and that is presently unknown.
Competitive landscape for DigiLIBE:
Currently, there is no known competitor providing the comprehensive and integrated capability found in DigiLIBE. We have been able to confirm this through calls with industry analysts. DigiLIBE’s patent application architecture is “Client” based with a focus on the “Human” interface and on the need for information management and control, with content put into context. Most competitive products are individual “point” solutions offering technology to help solve a specific information area like content indexing or de-duplicating or archiving. Some companies are integrating multiple point solutions in a network to provide broader value, but most of this integration is done at the storage layer versus the client or human point of data creation. This architectural limitation leaves these competitors at a significant disadvantage relative to capturing key meta-data at point of creation that can be used to put content into context. It also leaves them in a high cost, high complexity environment. Key competitive factors are function/capability, simplicity and cost.
Competitors that have similar DigiLIBE function (with limitations) by integrating a number of point solutions together include EMC, Evault, IBM, NetApp, Symantec, and HP. No one of these competitors offers a complete suite except EMC. However, as stated, all these potential competitors’ weaknesses are the “storage-centric architecture versus the client (human)-based design, and the cost of integrate and manage “point” solutions. It is difficult to assess how much reengineering or redesign would be required and how much time it would take for a top-tier competitor (like those listed above) to develop a cost and performance competitive solution to compete directly with DigiLIBE. It is more likely that a second-tier or startup company may introduce a product to compete with DigiLIBE. Our patents, if issued, will afford some level of protection against strongly similar architectural solutions.

Sources and Availability of Raw Materials and Names of Principal Suppliers
For DigiBAK, our principal supplier partners are Asigra, a software vendor providing system management tools; Exanet, which provides hardware and software and our data transmission supplier. Asigra is a provider of comprehensive software solutions and IT expertise to back up data to customers secure vaults. We pay for licenses and for annual maintenance agreements based on the gigabytes of storage used. We chose Exanet because we believed it to be robust and the best fit with the Asigra software. We built our software/hardware infrastructure around the Exanet product (hardware and software) and the Asigra product (software). When we fully consume existing storage capacity, we purchase additional Exanet or Asigra licenses as needed. XO Communications provides voice, data and IP services to businesses and other telecommunications companies in 80 metropolitan markets across the United States.
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
For DigiLIBE, all our software is developed in-house. We use the Microsoft Developers Suite to develop our software. Our hardware Information Director is industry standard and we outsource the product from multiple vendors: Rorke Data, Inc, a division of Bell Micro; and PDS. We chose Rorke and PDS because of their reputation and because they also provide effective and efficient hardware support. Our DigiLIBE vault hardware is basically the same hardware as our Information Director. This hardware is industry standard that can be provided from many different sources.
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
Our DigiBAK business has grown to over 800 customers in 2010 across North America. Of those customers, approximately 71% of the revenue (based on gigabytes of stored data) is with our 10 largest customers. While loss of one or two of these large customers would present a challenge to continued revenue growth, our contracts are for three years. Further, larger customers drive more generic growth in data from the initial stored amounts over time. Our sales direction is toward more intermediate sized customers similar to those in our top 10. With the introduction of DigiLIBE, we offer customers alternatives to control their data growth as well as provide new functions. With the combination of DigiBAK and DigiLIBE, we expect to grow both of our data archiving businesses and retain larger customers who would otherwise leave the service because of escalating costs driven by their own data growth.
Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration
Generally, we rely on a combination of patents, copyrights, trademarks, trade secrets (including know-how), employee intellectual property agreements, and third-party agreements to establish and protect proprietary rights in our products and technologies. It is our practice to seek protections in all jurisdictions where such protections are deemed useful and desirable to our business and competitive interests.
In 2008, we applied for and have a patent pending an Information Area Network Patent representing the underlying technology and process of our DigiLIBE product. Key claims filed in January, 2010 include; (1) file creation, metadata attribution and storage, (2) persistent access to files, (3) file policies and (4) global de-duplication.
We have customary software licenses required to conduct current and intended operations. We are in the process of filing certain service mark applications that are deemed to be necessary or beneficial to us.
We have or are party to the following service agreements that are deemed to be material.

StorageSwitch, LLC
In January 2008, we executed a nonbinding Letter of Intent (the “LOI”) with StorageSwitch to purchase selective existing software technology and in March 2008 we signed and completed a Technology Purchase Agreement for a purchase of certain technology software with a total payment of $250,000 cash and 500,000 shares of our common stock that were restricted securities. We also entered into a Consulting Service Agreement with a monthly payment of $25,000 and monthly issuance of 24,960 shares of our common stock that were also “restricted securities”. This Consulting Services Agreement terminated on August 1, 2008.
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
Research and Development Costs during the Last two Fiscal Years
In 2009 and 2010, we incurred research and development expenses of $830,247 and $967,591, respectively to develop our new DigiLIBE product offering. We announced DigiLIBE on December 19, 2009, and launched Release 1 of our new DigiLIBE product in June 2010, and release 2 of DigiLIBE was in October of 2010.
Number of Total Employees and Number of Full Time Employees
At year end 2009, our employee headcount was 19 comprised of 11 full-time employees and eight subcontractors. At year end 2010 our employee headcount was 20 full-time employees and one subcontractor. We utilized contract employees for specific skills required in short-term activities. We hire full-time employees where we intend to focus on strategic skill needs. Over the past two years, we have focused on maintaining a small and highly productive team and intend to continue as such.
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
We have experienced operating losses each year since our inception. Our revenues decreased by $1,048,581 to $2,143,882 in 2010 compared to $3,192,463 in 2009, with our net loss increasing to $6,414,639 for the year ended December 31, 2010, compared to the net loss of $5,169,717 for the year ended December 31, 2009. We may still incur additional future operating losses. Without raising new capital, continued losses on our operations may require us to curtail or terminate our business operations. Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our common stock price on the Pink Sheets or any other nationally recognized quotation system upon which our common stock may be publicly traded in the future.

Our substantial short term debt could adversely affect our financial condition and our ability to continue our present and planned business operations.
As of December 31, 2010, and December 31, 2009, we had long term debt in the form of our 12% convertible notes in the amount of $250,000 and $1,899,500, respectively.
From April 2009 through October 2009, we raised $750,000 from the sale of 12% convertible debt and warrants that were secured against the assets associated with our DigiBAK vault located in the located in the base of the former Minneapolis federal Reserve Bank. These notes reflected a 24-month maturity date. To address the debt concerns reflected above, in June 2010 we initiated an Incentive Offer that requested all of our unsecured and secured convertible debt holders to convert their convertible notes at a preferential $0.20 per share conversion rate. In response to this offer, we converted $2,537,300 of its unsecured convertible debt and $728,673 of accrued interest into 16,329,868 shares of the Company’s common stock. In addition, we converted $650,000 of our secured convertible stock and $74,187 of accrued interest into 724,187 shares of the Company’s Series A Convertible Preferred Debt.
During the year ended December 31, 2010, we raised $420,000 through the issuance of 420,000 shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and is entitled to annual cumulative dividends at the rate of 5%.
We plan to continue to raise additional funds in the form of equity or debt offerings, secured and otherwise, and we are continuing to evaluate alternative incentive programs to reduce and/or eliminate this debt. If we are unable to pay these notes when due, including interest, and the holders of these convertible notes do not elect to convert them to purchase shares of our common stock or extend them, our financial condition could worsen substantially, and we may be required to cease operations entirely.
We also have substantial other current liabilities as of December 31, 2010, that are principally comprised of the following: notes payable ($231,540); convertible notes ($790,000); trade accounts payable ($692,923); accrued expenses ($554,978); and obligations under capital leases ($23,308), for total current liabilities of $2,295,679. See also Note 15, Subsequent Events, in the Notes to the Consolidated Financial Statements.
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
We expect to continue to raise additional funding in the form of equity or debt offerings, secured or otherwise. However, if we are unable to pay the currently outstanding 12% convertible notes and accrued interest, trade accounts payable and accrued expenses, our financial condition may be adversely affected to the point that no debt or equity financing may be available to us. That could require us to cease or substantially limit our business operations, including termination of employees and business associations necessary for us to continue in our business.
We have deficiencies in our internal controls that could adversely affect our financial statements reporting, which could cause our financial statements to be inaccurate or un-auditable.
Our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us is collected and communicated to management to allow timely decisions regarding required disclosures. Our Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2010, that, as a result of material weaknesses in internal control over financial reporting as described further in this Annual Report were not effective in providing reasonable assurance that material information is made known to them by others within our Company:

We have material weaknesses in our internal controls over financial reporting that could adversely affect our financial statements.
Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements and that we have controls and procedures designed to ensure that the information required to be disclosed by us in our reports that we will be required to file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding financial disclosure.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 and concluded that there were material weaknesses. Management is taking steps to address these weaknesses. However, these weaknesses could cause our financial statements to be inaccurate and may result in restatements of such financials statements. There can be no assurance when and if we will be able to resolve the weaknesses in our internal controls.
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
Our business may be adversely affected by downturns in the economy that may limit the sale of storage and universal archiving solutions and our present and planned business operations may fail as a result.
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
Our products could infringe on the intellectual property rights of others, which may involve us in costly litigation and, if we are not successful in defending such claims, could also cause us to pay substantial damages and prohibit us from selling our products. Third parties may assert infringement or other intellectual property claims against us. Even if these claims are without merit, defending lawsuits takes significant time, may be expensive and may divert management’s attention from other business concerns. We are not currently aware of any third-party patents claims against us or other legal proceedings.
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
Failure to raise additional capital or generate the significant capital necessary to continue and expand our operations and launched, sell or license our DigiLIBE product could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources will only enable us to maintain currently planned operations through the first quarter of 2011; and we expect to continue to seek funding through equity and debt offerings, secured or otherwise. See the caption “Recent Sales of Unregistered Securities,” Part II, Item 5, for a complete description of our prior funding efforts. However, we premise this expectation on our current operating plans, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity, debt, convertible debt securities or other combinations of our securities, including our newly authorized preferred stock, the issuance of these securities could result in substantial dilution to our stockholders.
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
Other than the Company’s requirements to file all public reports under the regulations administered by the Securities and Exchange Commission, we are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, relating to:
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
Note 2 of our consolidated financial statements states: “As shown in the accompanying financial statements, the Company has incurred net losses of $6,414,639 for the year ended December 31, 2010 and a negative working capital at December 31, 2010 of $1,686,465. The Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.”
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
The sale or potential sale of shares of our common stock that may become publicly tradable under Rule 144 in the future will have a severe adverse impact on any market that develops for our common stock, and you may lose your entire investment or be unable to resell any shares in us that you purchase.
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
Our Data Storage Center is located at 250 Marquette Plaza, Minneapolis, MN 55401, and we have contracted with XO Communications for data center space and communications (the “XO Communications Contract”). XO Communications is a vendor that provides cabinet space, power and Internet connectivity. This arrangement ensures capital expenditures are at a minimum, while maintaining the flexibility to set up a new data center in any one of the 80 geographically dispersed locations throughout the world. Our DigiBAK service is not limited by geographic concerns. As new customers are added, we will also add capacity to our Data Storage Center that has virtually unlimited scalability. Our Data Storage Center occupies approximately 1,500 square feet of this facility, at a cost of $3,300 per month and houses our equipment and software.
We Also leased office space located at 250 Marquette Plaza, of approximately 3,093 rentable square feet, at a monthly base rent of $3,349 and $3,352 in 2009 and 2010, respectively (the “FRM Associates Lease”). With monthly operating expenses and monthly real estate tax assessments added to these base $5,755.90 rental amounts, the overall monthly lease cost on this space approximates to $5,938 and $6,041 for 2009 and 2010, respectively. We vacated these premises in August, 2007. We subsequently sublet the space to two successive tenants, with the most recent sublease reflecting a monthly sublease payment of $3,239, effective August 1, 2009, through October 31, 2010. The sublease was satisfied and our obligations under the lease terminated on October 31 2010.
We lease 8,736 square feet, consisting of floors three and four of the building located at 266 East 7th Street, St. Paul, MN 55101 (the “Upper Corner Lease”), for base rent of $6,450 per month. Our formal lease expires on December 31, 2011.

ITEM 3:	LEGAL PROCEEDINGS
Currently pending is a suit regarding the disputed payment pertaining to public relation services rendered by a former vendor.
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
Market Information
Our common stock is traded on the PinkSheets under the trading symbol of “DIGI”. The following table sets forththe high and low price for our common stock as quoted on the internet trading services for the quarterly periods Within the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 30, 2011, the closing bid price was $0.11 for the high and $0.11 for the low per share.

	Closing Bid
Quarter Ended	High	Low
March 31, 2009*	$.15	$.12
June 30, 2009*	$.35	$.35
September 30, 2009*	$.20	$.20
December 31, 2009*	$.18	$.17
March 31, 2010*	$.28	$.28
June 30, 2010*	$.19	$.18
September 30, 2010*	$.24	$.20
December 31, 2010*	$.21	$.21
Holders
According to the records of our transfer agent, we had approximately 348 stockholders of record, not including an indeterminate number who may hold shares in “street name.”
Dividends
We have not declared any cash dividends with respect to our common stock during the last two fiscal years, and do not intend to declare dividends in the foreseeable future. Instead, we intend to focus on funding our business operations and our intended Plan of Operation. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.
Securities Authorized for Issuance under Equity Compensation Plans

Number of securities
remaining available for
	Number of Securities to be		Weighted-average exercise	future issuance under
	issued upon exercise of		price of outstanding	equity compensation plans
	outstanding options,		options, warrants and	excluding securities
	warrants and rights		rights	reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,990,000	*	$0.34	0 4,380,000	(2) (3)
Equity compensation plans not approved by security holders	None		None	None
Total	2,990,000	(1)	$0.34	0 4,380,000	(2) (3)

(1)
Reflects the overall grant of five year options totaling 9,661,000 that vest over various periods, less (1) the cancellation, effective April 17, 2008, of an option to purchase 525,000 shares granted to an employee who are no longer employed by us and (2) the forfeiture of options totaling 6,146,000 pertaining to employees who are no longer employed by us.

(2)
Reflects the approval by the Company’s Board of Directors on July 15, 2010 to terminate the existing 2007 Stock Option Plan in favor of the 2010 Long Term Incentive Plan approved on July 15, 2010, subject to approval by the shareholders at the Company’s next annual meeting.

(3)
Reflects the approval by the Company’s Board of Directors on July 15, 2010, and the subsequent approval by the Company’s stockholders at the Company’s Annual Meeting on October 14, 2010, to enact the 2010 Long Term Incentive Plan. A narrative description of the material terms of the equity compensation plans is set forth in Note 11 to our Consolidated Financial Statements.

Exemptions from Registration for Sales of Restricted Securities.
We issued all of these securities to persons who were “accredited investors” or “sophisticated investors” as those terms are defined in Rule 501 of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Sections 4(2) and Rule 506 of Regulation D of the Securities and Exchange Commission.
Purchases of Equity Securities by Us and Affiliated Purchasers
There were no purchases of our equity securities by us during the years ended December 31, 2019, and 2009.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate. This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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
The DigiBak business
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
As a result of our sale and marketing efforts of our DigiBAK product, our customer base has expanded from approximately 20 in fiscal 2005 to approximately 100 in fiscal 2006, 508 in 2007, 731 in 2008, 789 in 2009 and 890 as of December 31, 2010. Correspondingly, our annual sales have increased from $420,638 in 2006, to $1,329,386 in 2007, $3,075,308 in 2008, $3,192,463 in 2009. In 2010, while we experienced in increase in customers, we experienced a decline in sales posting $2,143,882 through December 31 2010. Despite this overall customer trend, we continue to struggle with profitability because of increasing competitive pressure causing commodity-like pricing through cloud-like storage. While we have continued to grow our customer base, we have also had to adjust our pricing to maintain competitive advantage. We have significantly improved our support infrastructure and have been able to hold the gross margins on our products and service. We still need to raise cash in 2011 to grow our overall business, but we believe we are in a much better financial and expense position that we were a year ago through targeted expense reductions and debt conversion. The product features that we are offering to our clients have superior functionality to the mainstream competition and answer the customer’s needs. W expect this will gain new business in 2011.
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

Growing both Business Segments:
We believe the benefits of making a strategic decision to grow both the DigiBAK and DigiLIBE businesses are:
(i)	solving a major industry and customer problem of managing continually growing information volume and associated cost of storage and retrieval;
(ii)	being able to access a larger share of opportunity in the information management storage business;
(iii)	offering significant technological advantages in corporate policy level control of information and ability to leverage knowledge from the information it creates; and
(iv)	optimizing how we synergistically allocate capital and resources between both business.
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
The Market and Resellers
Our channel strategy for DigiBAK and DigiLIBE is to target regional and national resellers who have technical support and infrastructure to deploy the products into the small and intermediate size enterprises of 50 to 5000 employees or workstations. Our strategy is to target and develop these channels with a vertical market focus on regulation and compliance, collaboration, and virtualization. During 2010, we added notable regional and national resellers to the Digitiliti family: Northland Systems, a Minnesota Company; RSM McGladrey, a National Consulting Services firm; and Coolcat, Inc, a Florida Managed Services Provider (MSP) specializing in PCI (credit card) compliance and based on our sales pipeline. We anticipate this list will grow rapidly. For resellers, we believe their incentive is that they can grow their business by selling the products, they get a monthly annuity from the cost of data archiving as they improve cost and efficiency of their client’s environment, and they can provide value-added consulting and software services through DigiLIBE’s Application Program Interfaces, (AP’s) and compliance engine.
Company Funding
In order to fund continuing operations and the growth of the new product DigiLIBE, we have aggressively reduced overall operating costs to increase profitability of our DigiBAK operations. We have continued to reduce the annual salaries and wages associated with our DigiBAK operations by over 20% in the past two years, while increasing operational efficiencies and lowering overall costs of goods sold. As previously stated, we implemented additional restructuring of our DigiBAK operations to increase profitability, improve cash flow and reduce cash burn rate. Through these actions, we reduced the cash burn rate per month associated with DigiBAK by approximately $100,000 in 2009.

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

2.
The Company conducted an equity offering of Series B Convertible Preferred Stock reflecting a $1.00 par value that is convertible into 5 shares of the Company’s common stock. As of December 31, 2010, the Company closed on the sale of $420,000 worth of Series B Convertible Preferred Stock.

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
The closing of the Incentive Offer took effect on July 23, 2010 and, as of December 31, 2010 the Company achieved the following conversion of convertible debt and exercise of warrants:
As of December 31, 2010:
1.	$2,537,300 of unsecured debt plus accrued interest of $728,673 associated with the $5.5 million offering was converted into 16,329,869 common shares, and
2.	2,549,500 warrants were exercised into an equal number of common shares providing for $509,900 of additional equity proceeds, and
3.	$650,000 of secured debt plus accrued interest of $74,187 were converted into 724,187 Series A convertible preferred shares.
As of December 31, 2010, the Company has $272,863 of debt and accrued interest outstanding from the $5.5 million offering and $118,167 of debt and accrued interest outstanding from the $750,000 secured offering, reflecting more than 90% successful conversion.

Liquidity and Capital Resources
Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock and preferred stock for cash. In the long term, we may need to continue expanding our capacity of the Data Storage Center by investing in property and equipment and software licenses. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $1,686,465 at December 31, 2010. We had cash of $27,557 as of December 31, 2010, compared to having cash of $141,806 at December 31, 2009.
We used $1,916,844 of net cash from operating activities for the year ended December 31, 2010, compared to positive cash flows of $31,736 for the year ended December 31, 2009. Cash used in operating activities during the year ended December 31, 2010, funded a net loss of $6,414,639. This net loss was offset by non-cash charges of $632,670 for amortization and depreciation, $310,967 associated with stock options expense, $372,836 related to amortization of the discount on our convertible debt and deferred financing costs, $306,428 loss on settlement of debt, $40,893 bad debts expense, $238,340 for common stock issued for services, $1,522,950 additional beneficial conversion feature on converted notes, $456,329 warrants expense and $539,793 in the cumulative increase in accounts payable and accrued expenses. Cash used in operating activities during the year ended December 31, 2009, funded a net loss of $5,169,717. This net loss was offset by non-cash charges of $1,225,194 for amortization and depreciation, $349,996 associated with stock options expense, $1,939,947 related to amortization of the discount on our convertible debt and deferred financing costs, $87,656 gain on settlement of debt, $81,787 bad debts expense, $62,029 for shares issued for interest, $124,323 for common stock issued for services, $200,304 additional beneficial conversion feature on converted notes, $389,818 warrants expense and $1,055,976 in the cumulative increase in accounts payable and accrued expenses.
Net cash flows used by investing activities was $69,509 for the year ended December 31, 2010, compared to net cash flows used in investing activities of $45,702 for the year ended December 31, 2009. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.
Net cash flow provided by financing activities were $1,872,824 for the year ended December 31, 2010, compared to net cash provided by financing activities of $118,735 for the year ended December 31, 2009. During 2010, cash provided by financing activities is primarily due to proceeds of $1,619,050 received from the issuance of equity securities, $509,900 received from the exercise of warrants and proceeds of $250,000 from notes payable that supported payments of $46,554 on capital lease obligations, $364,572 payments on notes payable and $95,000 payments on convertible note. During 2009, cash provided by financing activities is primarily due to proceeds of $683,500 received from the issuance of secured convertible debt, offset by $66,500 related financing costs and $501,500 funds received from issuance of our common stock, offset by $43,500 in related issuance costs. We used these proceeds to make $442,723 in capital lease payments and $647,042 of payments on notes payable.
Results of Operations
Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009
Our sales for 2010 decreased to $2,143,882 compared to $3,192,463 in 2000, reflecting a $1,048,581 decrease in annual revenue, despite an increase in the number of our customers to 890 at December 21, 2010 from 789 at December 31, 2009. During 2010, we experienced considerable competitive and economic pressure on our pricing due to an ever-expanding range of viable alternative storage platforms and services offered throughout the industry and the weak economy. Concurrent with the pricing pressure, we took action to restructure our resources, strengthened our VAR relationships, repositioned our offering and refined other aspects of the DigiBAK business to increase our margins. Customers remain highly satisfied with the service and simplicity of our DigiBAK offering, attributes of which are competitive differentiators and sought after by new customers.
Gross margin for 2010 was $634,757 compared to $1,069,830 in 2009, reflecting a 4% decrease from 33% in 2009 down to 29% in 2010. Our overall gross margin has remained stable due to actions taken in 2010 to restructure the resources associated with our DigiBAK business and the inherent benefits of our business model that relies on the organic growth of our customer’s data, yet does not require a proportionate expenditure in capital costs. We manage our Data Storage Center to plan for growth and capacity and can efficiently manage and support this data growth without requiring significant capital cost in the short term. We do, however, plan to refresh our hardware technology on a three to four year cycle, which will be coming up in 2011.

Research and development expenses during 2010 were $967,591 compared to $830,247 in 2009. In 2009, we reorganized out development effort by redefining the DigiLIBE architecture and release plan, we brought the software development in-house with a combination of internal and targeted skilled contractors and streamlined the development process, which produced a much more efficient and effective approach. We continued this effort during 2010 producing greater focus and oversight over design architecture and cost control which resulted in the successful development and first quarter 2010 roll-out of our DigiLIBE product.
In conjunction with our first quarter roll-out of our new DigiLIBE product during 2010, we incurred a significant increase in the associated sales and marketing expenses. The increase is primarily attributable to an increase in new employees from two to eight during the year and the investment that we made in public relations firm and online marketing in that time period. During 2010, we incurred sales and marketing expense of $849,337, compared to $337,048 incurred during 2009. Our 2011 sales and marketing plan reflects a redesign of our website coupled with our transition to a new public relations firm, which will help get our message viral, generate qualified leads and be able to increase Digitiliti’s reach across the internet to o potential customers more effectively.
General and administrative expenses increased by $479,971 to $2,700,782 in 2010 compared to $2,220,811 incurred during 2009. The increase is primarily attributable to the costs attendant the nine new employees hired during 2010, including associated insurance cost, employee stock option cost and other resources. Notwithstanding these additional expenditure, the company has maintained a disciplined cost containment system that has historically reduced The general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus between the CEO and CFO on expenditures.
Interest expense for 2010 decreased by $713,839 to $2,225,258, compared to $2,939,097 incurred in 2009. In each of the last two years, the company has initiated programs to convert its outstanding convertible debt into shares of the company’s common stock. During 2009, the company converted a larger portion of the $5,500,000 12% convertible note debt than it converted during 2010. As a result, a larger portion of the attendant cost of converting this debt was recognized in 2009, which included the associated beneficial conversion feature and unamortized warrant cost that was reflected as interest expense during 2009 and 2010.
Recent and other Significant Events affecting our results of Operations and Financial Condition
On February 28, 2011, the Company completed the placement of $1,182,844 Secured Convertible Promissory Note and Warrants (the “Secured Convertible Debt Offering”). All of the securities issued in conjunction with the Secured Convertible Debt Offering were made to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, The Lenders in the Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and a $.20 per share conversion rate in the Company’s common stock. The Secured Convertible Promissory Notes are secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $100,000 of original principal amount of other notes against the Company’s vault.
The Lenders received Warrants to purchase an aggregate of 3,252,821 shares of Company Common Stock. The Warrants have a five year term, $.30 exercise price and include a cashless exercise provision and a put right in the event of an acquisition of the Company valued at the Black Scholes Value of the unexercised portion of the Warrant obtained from the “OV” function on Bloomberg determined as of the day prior to announcement of the transaction. The Warrants include antidilution provisions for stock splits, stock dividends and recapitalization only.
The Secured Convertible Debt Offering was conducted in order to implement a previously approved repayment of debt obligations owed to two stockholders (the “Miners”) (see Footnote 6, Note Payable and Footnote 7, under “Other Convertible Notes”), as well as provide additional working capital for the Company. The debt obligations owed to the Miners by the Company ( the “Miner Debt”) were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note ($.20 per share conversion rate). This convertible note contained a maturity date of October 16, 2009 and had been classified as past due in all public filings; a $50,000 10% On-Demand Promissory Note that had been classified in the current maturity portion of related party debt in all public filings; and a $231,540 6% On-Demand Promissory Note that had been classified in the current maturity portion of related party debt in all public filings. Contemporaneously with the closing of the Secured Convertible Debt Offering, the Company and the Miners executed a Repayment of Note Obligations and Release of Security Interest Agreement that provided for the repayment of $431,540 of principal of the Miner Debt with the remaining principal balance owed of $100,000 being rolled into a secured promissory note under the Secured Convertible Debt Offering. Correspondingly, all outstanding accrued interest owed on the Miner Debt was paid to the Miners in the form of the Company’s common stock based on a rate of $.15 per share, along with a modification in terms on 350,000 common stock purchase warrants previously issued to the Miners and the issuance of an additional 200,000 warrants reflecting a five year term and a $.30 per share exercise price. After completion of all documentation reflecting the repayment of the Miner Debt, the Miners released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.

Critical Accounting Policies and Estimates
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
For multiple element software license sales arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding software arrangement with a customer for the license of software, (2) we deliver the software, (3) price is deemed fixed or determinable and free of contingencies of significant uncertainties and (4) collection is probable.
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
DECEMBER 31, 2010 AND 2009

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Digitiliti, Inc.
St. Paul, Minnesota
We have audited the accompanying consolidated balance sheets of Digitiliti, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digitiliti, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 13, 2011

DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$27,557	$141,086
Accounts receivable, net	333,687	484,203
Other current assets	247,970	220,304

Total current assets	609,214	845,593

Property and equipment, net	158,105	444,675
Software license, net	436,608	713,199
Deferred financing costs	4,466	113,334
Other assets	6,322	7,322

Total assets	$1,214,715	$2,124,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$692,923	$361,194
Accounts payable — related parties	—	7,861
Accrued expenses	554,978	1,222,143
Due to related parties	—	75,195
Deferred income	9,989	—
Notes payable	231,540	518,371
Current maturities of convertible debt	782,941	2,032,771
Current maturities of capital lease obligations	23,308	45,819

Total current liabilities	2,295,679	4,263,354

Convertible debt, non-current	250,000	1,646,502
Capital lease obligations, non-current	—	24,043
Other liabilities	3,607	15,159

Total liabilities	2,549,286	5,949,058

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized for Series A, 724,187 outstanding shares issued and outstanding	724	—
Series B Convertible Preferred Stock, $1.00 par value; 2,000,000 shares authorized for Series B, 420,000 shares issued and outstanding	420,000	—
Common stock, $.001 par value; 125,000,000 shares authorized, 65,699,753 and 38,808,736 shares issued and outstanding	65,700	38,809
Additional paid-in capital	24,409,477	15,952,089
Accumulated deficit	(26,230,472)	(19,815,833)

Total stockholders’ deficit	(1,334,571)	(3,824,935)

Total liabilities and stockholders’ deficit	$1,214,715	$2,124,123

See notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

REVENUES	$2,143,882	$3,192,463

COST OF REVENUES	1,509,125	2,122,633

GROSS PROFIT	634,757	1,069,830

OPERATING EXPENSES
Selling and marketing	849,337	337,048
General and administrative	2,700,782	2,220,811
Research and development	967,591	830,247

Total operating expenses	4,517,710	3,388,106

LOSS FROM OPERATIONS	(3,882,953)	(2,318,276)

OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	(306,428)	87,656
Interest expense	(2,225,258)	(2,939,097)

Total other expense	(2,531,686)	(2,851,441)

NET LOSS	$(6,414,639)	$(5,169,717)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.12)	$(0.15)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	54,284,942	34,572,856
See notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, DECEMBER 31, 2008	—	$—	—	$—	26,665,020	$26,665	$10,364,357	$(14,646,116)	$(4,255,094)

Stock issued for convertible debt	—	—	—	—	7,656,606	7,657	2,695,928	—	2,703,585
Stock issued for cash	—	—	—	—	2,725,000	2,725	498,775	—	501,500
Stock issued for services	—	—	—	—	656,249	656	123,667	—	124,323
Stock issued as payment of payables	—	—	—	—	1,105,861	1,106	245,316	—	246,422
Beneficial conversion feature on converted notes	—	—	—	—	—	—	977,029	—	977,029
Warrants expense	—	—	—	—	—	—	389,818	—	389,818
Discount on convertible debt relating to warrants	—	—	—	—	—	—	123,618	—	123,618
Warrants issued as settlement of liabilities	—	—	—	—	—	—	109,161	—	109,161
Warrants issued for debt financing costs	—	—	—	—	—	—	74,424	—	74,424
Employee stock option expense	—	—	—	—	—	—	349,996	—	349,996
Net loss	—	—	—	—	—	—	—	(5,169,717)	(5,169,717)

BALANCE, DECEMBER 31, 2009	—	—	—	—	38,808,736	38,809	15,952,089	(19,815,833)	(3,824,935)

Stock issued for convertible debt and interest	—	—	—	—	16,329,869	16,330	3,249,643	—	3,265,973
Stock issued for cash, net of issuance costs	—	—		—	6,565,000	6,565	1,192,485	—	1,199,050
Stock issued for services	—	—	—	—	1,082,253	1,082	234,038	—	235,120
Stock issued as payment of payables	—	—	—	—	364,395	364	66,735	—	67,099
Warrants exercised for cash	—	—	—	—	2,549,500	2,550	507,350	—	509,900
Preferred stock issued for debt and interest	724,187	724	—	—	—	—	648,208	—	648,932
Preferred stock issued for cash	—	—	420,000	420,000	—	—	—	—	420,000
Beneficial conversion feature and incremental increase in fair value of conversion options and warrants on converted notes	—	—	—	—	—	—	1,522,950	—	1,522,950
Beneficial conversion feature on extinguished debt	—	—	—	—	—	—	259,683	—	259,683
Warrants expense	—	—	—	—	—	—	456,329	—	456,329
Warrants issued as settlement of liabilities	—	—	—	—	—	—	9,000	—	9,000
Employee stock option expense	—	—	—	—	—	—	310,967	—	310,967
Net loss	—	—	—	—	—	—	—	(6,414,639)	(6,414,639)

BALANCE, DECEMBER 31, 2010	724,187	$724	420,000	$420,000	65,699,753	$65,700	$24,409,477	$(26,230,472)	$(1,334,571)

See notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(6,414,639)	$(5,169,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	336,797	714,370
Amortization of software licenses	295,873	510,824
Amortization of deferred financing costs	41,252	230,074
Amortization and write of discount on convertible debt	331,584	1,709,873
(Gain) loss on extinguishment of debt	306,428	(87,656)
Bad debt expense	40,893	81,787
Shares issued for interest expense	—	62,029
Common stock issued for services	238,340	124,323
Employee stock option expense	310,967	349,996
Additional beneficial conversion feature on converted debt	1,522,950	200,304
Warrants expense	456,329	389,818
Changes in operating assets and liabilities:
Accounts receivable	109,623	(16,863)
Other current assets	(27,666)	(18,816)
Other assets	1,000	(1,000)
Accounts payable — trade	384,595	355,382
Accounts payable — related parties	(7,861)	(97,008)
Accrued expenses	155,198	700,594
Deferred income	9,989	—
Deferred rent	(8,496)	(6,578)

Net cash provided by (used in) operating activities	(1,916,844)	31,736

INVESTING ACTIVITIES
Purchases of property and equipment	(50,227)	(45,702)
Purchases of software licenses	(19,282)	—

Net cash used in investing activities	(69,509)	(45,702)

FINANCING ACTIVITIES
Proceeds from issuance of convertible debt, net of financing costs	250,000	683,500
Proceeds from exercise of warrants	509,900	—
Proceeds from issuance of preferred stock	420,000	—
Payments on convertible debt	(95,000)	(100,000)
Payments on capital lease obligations	(46,554)	(442,723)
Payments on notes payable	(364,572)	(647,042)
Proceeds from notes payable	—	75,000
Proceeds from due to related parties	—	70,500
Payments on due to related parties	—	(22,000)
Proceeds from sale of common stock, net of issuance costs	1,199,050	501,500

Net cash provided by financing activities	1,872,824	118,735

NET INCREASE (DECREASE) IN CASH	(113,529)	104,769

CASH
Beginning of year	141,086	36,317

End of year	$27,557	$141,086

	Years Ended December 31,
	2010	2009
Cash paid for interest	$77,710	$54,736
Cash paid for income tax	—	—

Non-Cash Financing and Investing Activities:

Conversion of debt and accrued interest to equity	$3,265,973	$2,641,556
Preferred stock issued for debt and accrued interest	724,187	—
Stock issued to settle liabilities	72,879	—
Addition to property and equipment and maintenance fees paid through issuance of note	56,634	406,613
Accrued interest converted to debt principal	21,107	99,411
Warrants issued for debt financing costs		74,424
Equipment acquired under capital lease, including issuance of warrants for capital lease		8,230
Discount due to warrants granted with convertible notes		123,618
See notes to consolidated financial statements.

DIGITILITI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business Description and Summary of Significant Accounting Policies
The Company and Nature of Operations

Digitiliti, Inc. (we, our, the Company or Digitiliti) provides back up archiving and information management and methodologies enabling our customer to manage, control, protect and access their information data simply and cost effectively through our products and services.

Principles of Consolidation

The consolidated financial statements included the accounts of Digitiliti, a Delaware corporation and its wholly owned subsidiary, Cyclone Acquisition Corp., a Minnesota corporation. All significant intercompany balances and transactions were eliminated.

Correction of a Prior Period

During the year, the Company discovered and corrected an error related to options granted to an employee that were inadvertently omitted from the Company’s employee stock option expense from April 2008 through December 31, 2009. The error resulted to an understatement in stock compensation expense and additional paid in capital. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors and determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2010, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the year ended December 31, 2010.

The Consolidated Balance Sheet as of December 31, 2009 was also revised to reflect the cumulative effect of the error described above. The error resulted to an increase in accumulated deficit and additional paid in capital of $503,697. There was no impact to the total consolidated stockholders’ deficit as of December 31, 2009.

The following table shows the impact of the error to the Consolidated Statements of Operations for the year ended December 31, 2009:

	Year ended December 31, 2009
	As Previously
	Reported	Adjustments	As Revised
General & administrative	$(1,989,177)	$(231,634)	$(2,220,811)
Total operating expenses	$(3,156,472)	$(231,634)	$(3,388,106)
Net loss from operations	$(2,086,642)	$(231,634)	$(2,318,276)
Net loss	$(4,938,083)	$(231,634)	$(5,169,717)
Net loss per common share — Basic and Diluted	$(0.14)		$(0.15)
Weighted-Average common shares outstanding — Basic and Diluted	34,572,856		34,572,856

The adjustments to the Consolidated Statements of Cash Flows for the year ended December 31, 2009 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the aging, historical experience and management’s judgment of the individual accounts receivable. Accounts receivable are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection. Accounts receivable is presented net of the allowance for doubtful accounts of $10,753 and $162,263 at December 31, 2010 and 2009, respectively.

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

Long-Lived Assets

All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2010 and 2009.

Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At December 31, 2010 and 2009, deferred financing costs incurred totaled $0 and $715,929, respectively. Accumulated amortization for the years ended December 31, 2010 and 2009 was $41,252 and $602,595, respectively.

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

For multiple element software license sales arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding software arrangement with a customer for the license of software, (2) we deliver the software, (3) price is deemed fixed or determinable and free of contingencies of significant uncertainties and (4) collection is probable.

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

Research and Development Costs
Research and development costs are expensed as incurred. The Company expensed third party development costs totaling $967,591 and $830,247 in 2010 and 2009, respectively.
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

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carry forwards.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2010 and 2009.

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

Net Loss per Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed based on the weighted-average number of common shares outstanding increased by dilutive common stock equivalents. For the years ended December 31, 2010 and 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted earnings per common share.

Reclassifications
Certain 2009 amounts have been reclassified to conform to 2010 presentation.
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

As shown in the accompanying financial statements, the Company incurred net losses of $6,414,639 for the year ended December 31, 2010 and a negative working capital at December 31, 2010 of $1,686,465,. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

3.	Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2010	2009

Computer equipment	$2,656,071	$2,605,845
Furniture and fixtures	14,511	14,511

	2,670,582	2,620,356
Less — accumulated depreciation	(2,512,477)	(2,175,681)

	$158,105	$444,675

Depreciation expense totaled $336,797 and $714,370 in 2010 and 2009, respectively.
4.	Software Licenses
Software licenses consisted of the following:

	December 31,
	2010	2009

Software licenses	$1,553,132	$1,533,850
Less — accumulated amortization	(1,116,524)	(820,651)

	$436,608	$713,199

Amortization expense totaled $295,872 and $510,824 in 2010 and 2009, respectively.
5.	Related Parties Transactions

At December 31, 2010 and 2009, balances due to the related parties consisted of the following:

	2010	2009
Note payable to a stockholder, bearing interest at 15% per annum, payable monthly up to March 1, 2010	$—	$53,475

Note payable to an officer, bearing interest at 12.25% per annum, due on demand, unsecured	—	14,120

Note payable to an officer, bearing interest at 12.25% per annum, due on demand, unsecured	—	7,600

	$—	$75,195

Interest expense on these payable was $0 and $12,516 for 2010 and 2009, respectively.
Management and Founders Agreements:
Dan Herbeck

Our interim CEO, Dan Herbeck, who resigned in February 2009, provided consulting services to us during 2008 through his company, Continental Technologies Solutions, LLC (“Continental”). At the time of his resignation, the severance arrangement recognized unpaid invoices owed to Continental of $105,344, payable at a discretionary rate of $4,000 per month commencing in April, 2009. As recognition for our delay in payment, we also granted Continental 100,000 “cashless” five year warrants to purchase 100,000 shares of our common stock at $0.35 per share. On November 4, 2009, we entered into a Settlement Agreement with Dan Herbeck, acting through his company, Continental, that satisfied the outstanding balance owed of $120,172 (reflecting additional accrued interest from the date of his resignation) in return for the issuance of 600,861 shares of Digitiliti common stock. There was no gain or loss recognized on this transaction.

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

In April 2009, we initiated a $750,000 raise through the issuance of 12% convertible notes that were secured by a third position security lien in our DigiBAK vault system and equipment. This offering also included the issuance of an equal number of warrants. See Note 7 for further details. We completed this offering in October 2009. In conjunction with the offering, M2 received $66,500 reflecting the 10% introduction fee and were issued 5 year warrants totaling 375,000 with an exercise price of $0.30. The introduction fee and the fair value of the warrants amounting to $74,424 were charged to deferred financing costs.

Upon the closing of this convertible note offering in October 2009, we initiated an equity offering in November 2009 of our common stock that comprised “restricted securities” as that term is defined in Rule 144 of the Securities and Exchange Commission at a price of $0.20 per share, for total aggregate proceeds up through December 31, 2009, of $545,000 to certain “accredited investors” as that term is also defined in Rule 501. As of April 13, 2010, we have received additional proceeds from this equity raise of $857,879 combining for total proceeds received from this equity raise of $1,402,879. In conjunction with specific monies raised by M2 Capital that were associated with this equity offering, M2 received a 10% introduction fee of $43,500 through December 31, 2009 and additional 10% introduction fees of $74,500 up through April 13, 2010. The related fees were charged to additional paid in capital as stock issuance costs.

In total, M2 partners earned total fees of approximately $74,500 and $110,000 for the years ended December 31, 2010 and 2009, respectively.
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

6.	Notes Payable

We issued a $250,000 promissory note to a stockholder dated December 15, 2005. The note mirrors a promissory note between the stockholder and his bank, which matured on December 15, 2009 and had an interest rate 0.5% above the bank’s index rate (6.00% at December 31, 2009 and 6.00% at December 31, 2010). Subsequent to December 15, 2009, the note was renewed to February 1, 2011. The balance of the note was $231,540 at December 31, 2010 and 2009. Interest expense was $13,478 and $15,218 for 2010 and 2009, respectively. On February 28, 2011, this note was paid in full.

In June 2008, the Company negotiated a six-month payment plan with its primary software vendor Asigra, Inc. Under the terms of this payment plan, the Company was granted extended payment terms that omitted Asigra’s standard 20% discount for a net 30-day early payment. This payment plan reflected monthly payments based on a percentage of outstanding invoices owed for software licenses and maintenance, with any remaining outstanding balance payable in December 2008. In December 2008, this payment plan was extended for another 6 months with all outstanding debt payable in May 2009. In July 2009, we executed a Payment and Security Agreement (the “Security Agreement”) with Asigra that reflected an 8-month payment plan that would satisfy the existing balance owed to Asigra along with the inclusion of amounts to be charged over this 8-month period. This Security Agreement provided Asigra a security lien in the Company’s DigiBAK vault system. As of March 6, 2010, the Company has made all payments called for under this Security Agreement totaling $364,572 and now owns all of Asigra licenses outright.

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

7.	Convertible Debt
A summary of the convertible debt as of December 31, 2010 and 2009 is as follows:

	2010	2009
Gross proceeds from the debts	$7,000,000	$6,750,000
Less: discount on the warrants	(2,360,593)	(2,360,593)
Less: beneficial conversion feature	(90,130)	(90,130)
Less: principal converted to common stock	(5,795,000)	(2,607,700)
Less: principal payments	(195,000)	(100,000)
Add: accrued interest converted into debt	30,000	30,000
Add: amortization of discount	1,821,359	1,679,106
Add: unamortized discount on converted debt charged to interest	622,305	378,590

Total convertible debt, net	1,032,941	3,679,273
Current maturities of convertible debt, net	(782,941)	(2,032,771)

Convertible debt, non-current	$250,000	$1,646,502

A summary of the contingent beneficial conversion feature as of December 31, 2010 and 2009 are as follows:

Unrecognized beneficial conversion feature (BCF) at December 31, 2008	$1,745,660
Add: Contingent BCF for the $750,000 convertible debt, at measurement date	127,085
Less: BCF charged to interest expense on converted debt	(776,725)

Unrecognized BCF at December 31, 2009	1,096,020
Less: BCF charged to interest on converted and extinguished debt	(1,041,079)

Unrecognized BCF at December 31, 2010	$54,941

12% Convertible debt — $5.5 million Private Offering

In March 2007, we engaged M2 (see Note 5 — Related Party Transactions) to raise up to $5.5 million from the sale of 12% convertible debt and warrants. This $5.5 million raise was closed in September 2008. Under the initial conversion terms, the debt was convertible into common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In addition, for each $1 invested, the investor receives one half warrant to acquire one half of a share of common stock with a five year term at $1.50 per share (the A warrants); and one half warrant to acquire one half share of common stock with a five year term at $2.25 per share (the B warrants) (see inducement discussion below). Each warrant cannot be exercised during the first 6-months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The warrants are callable at $0.01 per warrant, if the common stock of the Company trades for 20 consecutive days on its principal market above $2.25 for the first one half warrant and $3.00 for the second one half warrant, provided there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. A total of 840,000 warrants at $1.00, 2,330,000 warrants at $1.50 and 2,330,000 warrants at $2.25 were issued.

In conjunction with the sale of the 12% convertible debt referenced above, M2 received a 10% introductory fee, which totaled $523,550 pursuant to a Consulting Agreement and an officer also received a 10% introductory fee which totaled $26,450. These introductory fees were accounted for as deferred financing cost and were amortized using the effective interest method over the term of the convertible debt.

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

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $2,116,131 and the unamortized balance at December 31, 2010 and 2009 was $0 and $295,580, respectively.

In November 2008, we initiated a request to all of these convertible debt holders to either extend their respective convertible debt for another 18 months or to convert their principal and accrued interest into common stock. During 2009, the Company converted $2,337,700 of its convertible debt and $365,885 of accrued interest into 7,656,606 shares of the Company’s common stock.

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

In June 2010, under the terms of our Incentive Offer, we initiated a request to the remaining convertible debt holders to convert their convertible notes at a preferential $0.20 per share conversion rate. In response to this offer, the Company converted $2,537,300 of its convertible debt and $728,673 of accrued interest into 16,329,869 shares of the Company’s common stock. The debt holders who elected to convert were also allowed to exercise their outstanding common stock warrants at a reduced exercise price of $0.20 per share. The Company closed the Incentive Offer in July 2010.

During 2010, the Company entered into settlement agreements with five unsecured convertible note holders. Pursuant to these agreements, the Company repaid an aggregate of $95,000 of principal and $8,933 of accrued interest to settle the outstanding convertible notes. In connection with the settlement, the note holders surrendered all or a portion of the warrants associated with these notes.

We evaluated the extension event in November 2008 under the guidance for troubled debt restructuring and debt modification or exchange of debt instruments. Because the investors did not grant concession on these outstanding loans, the transactions were not accounted for as troubled debt restructuring. Consequently, we evaluated these transactions to determine if the modification was substantial and determined they were not. As a result, no gain or loss was recorded on the date of the extension since the modification in terms is not considered significant. For the year ended December 31, 2009, the Company recognized warrant expense of $73,272 associated with the modification of the exercise price of the warrants on the extended debt and charged the unamortized discount to interest expense over the remaining life of the convertible debt under the new terms.

We accounted for the conversion events in June 2010 and November 2008 as induced conversions under the guidance of FASB ASC 470-20. Under ASC 470-20, the Company recognized additional interest expense for 2010 and 2009 totaling $608,956 and $299,693, respectively, which is equal to the fair value of the incremental compensation cost created by the modification of the exercise price of the warrants and the incremental increase in the fair value of the conversion option as a result of the reduction in the conversion price. In addition, the remaining unamortized discount on the debt converted in 2010 and 2009 of $189,331 and $378,590, respectively, was recognized to interest expense.

Likewise, the contingency related to the contingent beneficial conversion feature was resolved on the respective dates of conversion. The beneficial conversion features calculated on the respective commitment dates were fully recognized through interest expense and additional paid in capital. During 2010 and 2009, $913,994 and $776,725, respectively, of the contingent beneficial conversion feature was recognized into interest expense. At December 31, 2010, the unamortized debt discount on the convertible debt and the unrecognized contingent beneficial conversion feature amounted to $0 and $54,941, respectively.

The Company is also in default on $190,000 of convertible debt and accrued interest of $82,863 as of December 31, 2010.
12% Convertible Debt — $750,000 Private Offering

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

The convertible debt was evaluated for a beneficial conversion feature at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price to be $127,085, which will be recorded once the contingency has been resolved. In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model to be $123,618 and recorded as a debt discount, which is amortized over the life of the debt using the effective interest method. The unamortized discount as of December 31, 2010 amounted to $7,059.

In connection with the Incentive Offer noted above, the secured convertible debt holders were also allowed to convert their convertible notes into shares of the Company’s Series A Convertible Preferred Stock at a conversion rate of $1.00 per share (whereby each Preferred Stock is convertible into five shares of common stock). In response, the Company converted $650,000 of its secured convertible stock and $74,187 of accrued interest into 724,187 shares of the Company’s Series A Convertible Preferred Debt. The secured debt holders who elected to convert were also allowed to exercise their outstanding common stock warrants at a reduced exercise price of $0.20 per share.

The Company accounted for the issuance of the Series A Convertible Preferred Stock for the repayment of the secured convertible debt as a debt extinguishment under FASB ASC 470-50. As a result, a total loss on the extinguishment of $173,830 was recognized for the year ended December 31, 2010.

As of December 31, 2010, the unamortized discount and the unrecognized beneficial conversion feature on the outstanding secured convertible debt amounted to $7,059 and $0, respectively.

Other Convertible Notes

In October 2008, we issued a $250,000 12% convertible debt to an individual. The debt can be converted into our common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The debt is guaranteed by a stockholder of the Company. In conjunction with this convertible debt, we issued stock warrants to purchase 150,000 shares and 100,000 shares, respectively, of Digitiliti common stock with a five year term at $0.50 per share. This convertible note reflected a 6-month maturity date that was later extended to October 16, 2009.

On June 30, 2010, the Company modified the terms of this $250,000 convertible note to reflect an extended maturity date of December 31, 2011 and a reduction in the conversion rate from $.50 to $.20 per share. In connection with this modification, the Company granted the holder 50,000 common stock warrants exercisable at $.20 per share. The fair value of the warrants was determined to be $9,000 (see Note 12). The incremental increase in the fair value of the conversion option was determined to be $132,598. The Company evaluated the modification under FASB ASC 470-50 and determined the modification was substantial and the revised terms constituted a debt extinguishment. As a result, the total loss on extinguishment of $141,598 was recognized during the year ended December 31, 2010.

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

Pursuant to a security agreement with the stockholder, our DigiLIBE software and our DigiBAK vaults along with other intellectual properties serve as the collateral for the above guarantee, convertible debt and the related note payable (see Note 6). The convertible note matured on May 20, 2009 and became past due.

On June 30, 2010, the Company modified the terms of the above convertible note whereby the maturity date was extended from May 20, 2009 to August 31, 2010. The Company evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification.

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

In December 2010, the Company issued a $250,000 12% convertible debt to a stockholder. The debt reflects an 18-month maturity date and can be converted into common stock at $0.20 per share. The debt is secured by a lien on all assets of the Company; provided, however, that the stockholder agrees to be subordinate with respect to up to $100,000 of original principal amount of other note against the vault.

8.	Capital Leases Obligations

In August and September 2008, the Company entered into three 36-month leases for computer equipment with two financial institutions. The present value of the monthly lease payments was capitalized using an imputed interest rate of approximately 20% and 10%. The amount outstanding for the capital lease obligation was $23,308 and $69,862 at December 31, 2010 and 2009, respectively.

Amortization of capital lease property is included in depreciation expense and was $194,250 and $547,464 in 2010 and 2009, respectively.
Assets under capital leases, included in property and equipment, consisted of the following:

	December 31,
	2010	2009

Computer equipment	$944,545	$1,944,545
Less accumulated depreciation	(921,999)	(1,727,748)

	$22,546	$217,797

9.	Income Taxes
Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate consisted of the following:

	Years Ended December 31,
	2010		2009

Federal tax benefit at statutory rate	$(2,180,977)	(34.0)%	$(1,678,948)	(34.0)%
State income taxes, net of federal tax	(416,952)	(6.5)	(319,395)	(6.5)
Valuation allowance for deferred tax	2,562,469	39.9	1,107,137	22.4
Other	35,460	.6	891,206	18.1

Income Tax	$—	—%	$—	—%

The components of deferred income taxes consisted of the following:

	December 31
	2010	2009
Current Deferred Income Tax Assets
Vacation accrual	$19,041	$10,404
Allowance for uncollectible accounts	4,355	65,665
Accrued expense	—	3,221
Stock based compensation	199,685	199,528

Total	223,081	278,818

Noncurrent Deferred Income Tax Assets
Net operating loss carryforward	8,749,217	6,280,122

Noncurrent Deferred Income Tax Liabilities
Depreciation	(101,676)	(14,086)
Deferred rent	(1,238)	(4,674)
Deferred revenue	(4,046)	—

Total	(106,960)	(18,670)

Valuation Allowance	(8,865,338)	(6,540,180)

Net Deferred Income Tax	$—	$—

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

At December 31, 2010 and 2009 respectively, the Company had net operating loss carryforward of approximately $21,603,000 and $15,518,000, respectively, which will begin to expire in 2026.
10.	Equity
For the year ended December 31, 2009

On various dates in 2009, sixty six convertible debt holders converted their investment in convertible debt totaling $2,703,585, including principal and accrued interest, into common stock. Total shares issued in exchange for the debt were 7,656,606. (See also Note 7)

In July 2009, the Company issued 505,000 shares of common stock, valued at $126,250, in connection with the Settlement Agreement with 5X Partners (see Note 5). The Company recognized a loss of $108,187 on the settlement of this transaction.

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

For the year ended December 31, 2010

During the year ended December 31, 2010, in connection with the Company’s Incentive Offer, the Company issued 16,329,869 common shares to repay $2,537,300 of principal and $728,673 of accrued interest on the convertible debt. (See Note 7)

During the year ended December 31, 2010, in connection with a private placement, the Company sold 6,565,000 common shares at $0.20 per share for cash proceeds of $1,199,050, net of issuance costs of $112,950

During the year ended December 31, 2010 the Company issued 1,082,253 common shares for services valued at $235,120 based on the grant-date quoted market value of the Company’s stock.

During the year ended December 31, 2010, the Company issued 364,395 common shares to settle payables to an officer of the Company. The shares were valued at $67,099 based on the grant-date quoted market value of the Company’s stock. In connection with this settlement, the Company recorded additional compensation expense of $3,220 and a gain on the extinguishment of liability of $9,000.

During the year ended December 31, 2010 the Company issued 2,549,500 common shares for the exercise of 2,549,500 common stock warrants and received cash proceeds of $509,900.

During the year ended December 31, 2010 the Company issued 724,187 shares of Series A Convertible Preferred Stock to repay $650,000 of principal and $74,187 of accrued interest on the secured convertible debt (see Note 7). Each share of Series A Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and is entitled to annual cumulative dividends at the rate of 6%. The Series A Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occurs:

a)	The Company’s common stock trades at $0.60 per share for more than 10 consecutive days;
b)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or
c)	At least 2/3 of the authorized shares of the Series A Convertible Preferred Stock have been converted to common shares.

During the year ended December 31, 2010, the Company issued 420,000 shares of Series B Convertible Preferred Stock for cash. Each share of Series B Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and is entitled to annual cumulative dividends at the rate of 5%. The Series B Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occurs:

d)	The Company’s common stock trades at $1.00 per share for more than 20 consecutive days;
e)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or
f)	At least 2/3 of the authorized shares of the Series B Convertible Preferred Stock have been converted to common shares.

On October 14, 2010, the Company held its annual meeting of stockholders. At the meeting, the stockholders approved an Amendment to the Articles of Incorporation to increase the number of authorized shares from 110,000,000 to 135,000,000 shares and to allocate the additional shares as common stock.

11.	Stock Options
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

For the year ended December 31, 2010

On July 15, 2010, the Company’s Board of Directors approved the 2010 Long Term Incentive Plan, subject to the approval of the Company’s stockholders at the annual meeting. In conjunction with this resolution, the Board of Directors, by subsequent written action, shall authorize the specific number of shares of common stock of the Company for issuance under the terms of the 2010 Long Term Incentive Plan. On October 14, 2010, the stockholders approved the 2010 Long Term Incentive Plan.

In connection with the Long-term Incentive Plan, a total of 20,000 common stock options were granted to the Company’s non-employee directors with an exercise price, equal to the fair value of the share at the date of grant, of $0.22. These options vest over a period of 1 year, have a term of 5 years and a fair value of $4,400, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.60%, (2) expected term of 3 years, (3) expected volatility of 352% and (4) zero expected dividends.

For the year ended December 31, 2010, in connection with the terms of his employment agreement, the Company granted 600,000 common stock options to the CEO with an exercise price, equal to the fair value of the share at the date of grant, of $0.21 per share. These options have a term of 5 years, vests equally on December 31, 2010, December 31, 2011 and December 31, 2012 and have a fair value of $125,805, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rates of 0.86% and 1.17%, (2) expected terms ranging from 2.6 to 3.6 years, (3) expected volatility ranging from 358% to 453% and (4) zero expected dividends.

For the year ended December 31, 2010, the Company granted 100,000 common stock options to an employee with an exercise price of $0.35 per share. These options have a term of 7 years, vested immediately and have a fair value of $21,991, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.44%, (2) expected term of 3.5 years, (3) expected volatility of 383% and (4) zero expected dividends.

Stock option expense for the twelve months ended December 31, 2010 totaled $310,967. As of December 31, 2010, there was approximately $185,648 of unrecognized option expense which is expected to be recorded through December 2012.

A summary of option activities for the year ended December 31, 2010 and 2009 is reflected below:

			Weighted-		Weighted
			Average		Average
			Exercise		Remaining
	Options		Price		Life (yrs)
Outstanding at December 31, 2008	1,655,848		0.36		3.4
Granted	1,700,000		0.38
Canceled	—		—
Forfeited	(985,848)		0.37
Outstanding at December 31, 2009	2,370,000		0.37		3.2
Granted	720,000		0.23
Canceled	—		—
Forfeited	(100,000	)-	0.35	-
Outstanding at December 31, 2010	2,9990,000		0.34
Exercisable at December 31, 2010	2,010,971		0.35		3.1
The weighted-average grant date fair value of options granted in 2010 was $0.21. The outstanding options at December 31, 2010 have an intrinsic value of zero.
12.	Stock Warrants
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

During the third quarter of 2009, warrants to purchase 100,000 shares of common stock were granted to an individual who provided loan to the Company at an exercise price of $0.20. These warrants have a term of five years and vest immediately. Fair value of $17,048 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.79%, (2) warrant life of five years, (3) expected volatility of 166% and (4) zero expected dividends.

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

During 2009, warrants to purchase a total of 1,700,000 shares of common stock were granted by the Company to a former director and certain employees with exercise prices ranging from $0.20 to 0.50. These warrants have terms ranging from three to five years. Of the total, 950,000 warrants vested immediately while 750,000 warrants would have vested upon the successful achievement of certain performance goals that were not. The fair value of these warrants amounted to $263,733 and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate ranging from 1.79% to 2.31% (2) warrant life of three to five years, (3) expected volatility ranging from 142% to 173% and (4) zero expected dividends.

For the year ended December 31, 2010

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

Pursuant to final terms of a former executive officer’s severance agreement confirmed on April 15, 2010, the Company granted 1,500,000 common stock warrants with an exercise price of $0.385 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $374,995, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The fair value of the above warrants were recognized as warrant expense for the year ended December 31, 2010.

As compensation for computer software programming services provided, the Company granted 50,000 common stock warrants with an exercise price of $0.35 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $12,500, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The fair value of the above warrants were recognized as warrant expense for the year ended December 31, 2010.

In return for extending the maturity date of a convertible note (see Note 7), the Company granted 50,000 common stock warrants with an exercise price of $0.20 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $9,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 377% and (4) zero expected dividends. The value of the above warrants were included in the loss on extinguishment of debt.

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

2.
250,000 warrants with a five-year life and an exercise price of $0.22 for raising $2.35M of capital prior to June 30, 2010. These warrants will vest on December 1, 2010, if the Company raises $1.3 million in additional capital as of November 30, 2010, and have a fair value of $55,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.18%, (2) expected life of five years, (3) expected volatility of 443% and (4) zero expected dividends. The performance condition was not met and the warrants were forfeited.

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

During the year, the Company reached settlement agreements with three convertible note holders that included the surrender and forfeiture of an aggregate of 30,000 associated common stock warrants.

During the year, the Company reached partial settlement agreements that were entered into in conjunction with the Incentive Offer (see Note 7) involving two convertible note holders that resulted in the surrender and forfeiture of 37,500 common stock warrants.

During the year, 750,000 contingent warrants granted to the Company’s former President/CEO were forfeited since the related performance conditions were not met.

A summary of warrant activities for the years ended December 31, 2010 and 2009 are as follows:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at December 31, 2008	6,200,348	$1.03
Granted	3,410,000	0.39
Exercised	(100,000)	1.88

Outstanding at December 31, 2009	9,510,348	0.79
Granted	2,790,000	0.35
Exercised	(2,549,500)	0.92
Forfeited	(1,067,500)	0.52

Outstanding at December 31, 2010	8,683,348	0.65

Except for 500,000 warrants that will vest in January 14, 2011, all warrants are fully vested and exercisable at December 31, 2010.
The weighted-average grant date fair value of warrants granted in 2010 and 2009 was $0.24 and $0.20, respectively. The outstanding warrants at December 31, 2010 have an intrinsic value of $3,250.
13.	Commitments and Contingencies

Because some of our convertible note holders have not accepted our offers to convert their notes under the terms of the Modification Proposal and Incentive Offer, we are presently in arrears in principal and accrued interest payments in an aggregate total of $272,863 as of December 31, 2010. Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations.

On July 13, 2009, the Company was made a party to a complaint by nuArch, LLC, alleging breach of contract and sought recovery of unpaid compensation of approximately $140,000 for alleged services rendered during 2008 and 2009. On February 4, 2010, the Company entered into a Settlement Agreement with nuArch that reflected an agreed upon payment of $75,000 to be paid over a 9-month period commencing on March 22, 2010. Accordingly, the Company reduced the related payable based on the agreed settlement amount. As of December 31, 2010, all payments have been made in compliance with the terms of this Settlement Agreement.

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

Operating leases

The Company leases its office space for a period of 4.6 years through December 2011. In The lease requires monthly rental payments that range from $4,450 to $6,450 through December 2008. Thereafter, the rent will be consistent with other similar commercial properties. The Company is recording deferred rent to equalize the monthly payments during the lease term. To date, our base rent of $6,450 has not changed.

The Company’s previous office space lease expired in October 2010. This lease required the Company to make rental payments in 2009 and 2010 ranging from $3,092 to $3,350. The Company subleased this previous office space through the end of the lease term. Monthly sublease payment amounted to $3,239.

For 2010, rent expense was $140,264, net of $32,398 of sublease rental income. For 2009, rent expense was $123,160, net of $45,349 sublease rental income.
The table below reflects the Company’s commitments as they come due over the next five years.

	Year	Year	Year	Year	Year
	2011	2012	2013	2014	2015
Capital leases (includes interest)	$31,280	$0	$0	$0	$0
Operating leases	77,400	0	0	0	0
Convertible debt and accrued interest	1,417,231	0	0	0	0

	$1,525,911	$0	$0	$0	$0

14.	Major Customers and Vendors
The Company earned 21% percent of its revenues from one customer for the year ended December 31, 2010.
The Company primarily deals with four major vendors which account for approximately 52% of the cost of revenues for the year ended December 31, 2010.
15.	Subsequent Events

On January 24, 2011 the Board of Directors approved the grant of 1,200,000 options to employees and independent contractors working for the Corporation. These options vest over a period of 3 years and have a term of 5 years. The Board of Directors approved the Compensation Committee’s recommendation to grant options to certain employees and other Company personnel so as to bring their respective option total into parity with other employees that have the same management level and length of duration of service with the Company. The options were priced at the closing price on the day of grant ($0.19) and are in some cases performance based and in other cases based on service.

On January 24, 2011, the Board of Directors approved a cash reduction of 20% in salaries to certain members of senior management, effective December 15, 2010 and continuing through June 15, 2011. The 20% cash reduction is to be paid in stock options, with the calculation of the number of options earned reflecting the equivalent of the salary reduction accepted by members of senior management up through June 30, 2011, based on the closing price of the Company’s common stock on January 24, 2011. Once the total options have been calculated for each member of Senior Management, the Company shall on the last day of each month vest that portion of these total options that reflect that month’s portion of these total options. The amount of salary forgone is $49,432. The terms of the related stock options will reflect a 3-year vesting schedule and have a 5-year term and an exercise price equal to $0.19 per share based on on the closing price on January 24, 2011.

Effective March 17, 2011, the Company’s CEO offered to receive his salary in stock in lieu of cash for the six month period beginning February 15, 2011 and ending July 15, 2011. The Board accepted Mr. Taghizadeh’s offer and agreed that on the last day of each month, cash compensation due to Mr. Taghizadeh will be paid in common stock based on the amount due at the end of each month divided by the closing price of the stock on that date. The amount of cash compensation Mr. Tagizadeh has agreed to forgo is, $15,417 per month, or $92,500 for the six month period, which includes the 20% cash previously forgone.

On February 28, 2011, the Company completed the placement of $1,182,844 Secured Convertible Promissory Note and Warrants (the “Secured Convertible Debt Offering”).

The Lenders in the Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and a $0.20 per share conversion rate in the Company’s common stock. The Secured Convertible Promissory Notes are secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $100,000 of original principal amount of other notes against the Company’s vault.

The Lenders received Warrants to purchase an aggregate of 3,252,821 shares of Company Common Stock. The Warrants have a five year term, $0.30 exercise price and include a cashless exercise provision and a put right in the event of an acquisition of the Company valued at the Black Scholes Value of the unexercised portion of the Warrant obtained from the “OV” function on Bloomberg determined as of the day prior to announcement of the transaction. The Warrants include antidilution provisions for stock splits, stock dividends and recapitalization only.

The Secured Convertible Debt Offering was conducted in order to implement a previously approved repayment of debt obligations (see Notes 6 and 7) owed to two stockholders (the “Miners”), as well as provide additional working capital for the Company. Contemporaneously with the closing of the Secured Convertible Debt Offering, the Company and the Miners executed a Repayment of Note Obligations and Release of Security Interest Agreement that provided for the repayment of $431,540 of debt principal with the remaining principal balance owed of $100,000 being rolled into a secured promissory note under the Secured Convertible Debt Offering. Correspondingly, all outstanding accrued interest owed on the debt was paid to the Miners in the form of the Company’s common stock based on a rate of $0.15 per share, along with a modification in terms on 350,000 common stock purchase warrants previously issued to the Miners and the issuance of an additional 200,000 warrants reflecting a five year term and a $0.20 per share exercise price. After completion of all documentation reflecting the repayment of the debt, the Miners released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.

On March 2, 2011, the Company entered into a twenty-four month operating lease for equipment to upgrade its vault. The lease expense for the years ended December 31, 2011, 2012 and 2013, respectively will be $26,280., $63,072, and $21,024. A payment of $20,958, approximating four months lease expense has been made.

Effective March 17, 2011, the Company retained an individual to provide various services to the Company. The retainer for these services is 10,000 common stock warrants per month from March to August 2011, reflecting a five year term and a $0.20 per share exercise price.

On March 24, 2011, the Company entered into a short term loan totaling $16,000 with a related party that reflected a 12% annual rate of interest and a 3-month maturity. This debt obligation was secured against first security lien in the Company accounts receivable.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A:	CONTROLS AND PROCEDURES THIS ENTIRE SECTION NEED TO BE REVIEWED
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
We conducted our evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms. In particular, we have identified the following material weakness in our disclosure controls:
(a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. As a result, there is a lack of monitoring of the reporting process and there is a reasonable possibility will not be detected or made known to permit us to report on a timely basis.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 as a result of the material weaknesses described below.
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
To address these weaknesses, management established an Audit Committee effective April 2009 and in 2010 the Company implemented a new accounting software system designed to provide for more detailed and timely information processing and communication of financial data. In addition, management has implemented a detailed system of processing cash disbursements and cash receipts that involves a dual oversight function by two independent members of the accounting staff that should serve to deter and detect inappropriate entries and processes. And management continues to take all steps necessary to correct those identified material weaknesses in our internal controls. Unfortunately, financial constraints prevents us from implementing at this time all corrective processes that would provide reasonable assurance that the information required to be disclosed by us in our reports under the Exchange Act is accumulated and communicated to our management, including our principal executive and our principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure. Until such time, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not yet identified.
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

ITEM 9B:	OTHER INFORMATION
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be filed by amendment to this Annual Report on or before April 30, 2011 or incorporated by reference to our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC.
PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
See the Exhibit Index

No.		Description

3.1		Amended and Restated Certificate of Incorporation filed May 13, 2008.	Exhibit to our Form 10-K for the year ended December 31, 2008
3.2		Bylaws.	Exhibit to our Form 10-K for the year ended December 31, 2008
10.1		XO Communications Contract.	Exhibit to our Form 10
10.2		FRM Associates Lease, as amended.	Exhibit to our Form 10
10.3		EBC Minneapolis, Inc. Sublease Agreement.	Exhibit to our Form 10
10.4		Upper Corner Venture, LLC Lease Agreement.	Exhibit to our Form 10
10.5		5X Partners Corporate Development Services Agreement with Addendums.	Exhibit to our Form 10
10.6		StorageSwitch Consulting Services Agreement.	Exhibit to our Form 10
10.7		StorageSwitch Non-Compete Agreement.	Exhibit to our Form 10
10.8		StorageSwitch Technology Purchase Agreement.	Exhibit to our Form 10
10.9		Vision to Practice, Inc. Development Services Agreement.	Exhibit to our Form 10
10.10		Sub-Lease Agreement
14		Code of Ethics	Exhibit to our Form 10-K for the year ended December 31, 2008
21		Subsidiaries.	Exhibit to our Form 10
31.1	*	302 Certification of CEO, Roy A. Bauer
31.2	*	302 Certification of CFO, William McDonald
32	*	906 Certification
99.1		Digitiliti, Inc. Stock Option Plan.	Exhibit to our Form 10
99.2		Charter of the Audit and Finance Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
99.3		Charter of the Corporate Governance and Nomination Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
99.4		Charter of the Compensation Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
8-K Current Report dated December 2, 2008, filed with the Securities and Exchange Commission on December 12, 2008.
8-K Current Report dated December 16, 2008, filed with the Securities and Exchange Commission on December 22, 2008.
8-K Current Report dated April 20, 2009, filed with the Securities and Exchange Commission on April 24, 2009.
•	Filed with this Annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITILITI, INC.

Date: April 14, 2011	By:	/s/ Eshhan Taghizadeh Esshan Taghizadeh
Chief Executive Officer/President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIGITILITI, INC.

Date: April 14, 2011	By:	/s/ Esshan Taghizadeh Eshhan Taghizadeh
Chief executive Officer/President

Date: April 14, 2011	By:	/s/ William McDonald William McDonald
Chief Financial Officer