Form 10-Q
period 2011-03-31
Digitiliti Inc
filed 2011-05-23
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 23, 2010, the Registrant had shares of common stock issued and outstanding.

Class	Outstanding at May 23, 2010
Common Stock, $.001 par value per share	66,714,481 shares

DIGITILITI, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$1,654	$27,557
Accounts receivable	284,360	333,687
Prepaid and other current assets	340,371	247,970

Total current assets	626,385	609,214

Property and equipment, net	127,649	158,105
Software license, net	365,557	436,608
Deferred financing costs	139,340	4,466
Other assets	6,322	6,322

Total assets	$1,265,253	$1,214,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$735,532	$692,923
Accrued expenses	564,325	554,978
Bank overdraft	5,472	—
Deferred income	9,989	9,989
Notes payable	—	231,540
Note payable — related party	16,000	—
Current maturities of convertible debt, net of unamortized discounts of $3,333 and $0	539,038	782,941
Current maturities of capital lease obligations	13,531	23,308

Total current liabilities	1,883,887	2,295,679

Convertible debt, non-current, net of unamortized discounts of $540,179 and $0	760,949	250,000
Other liabilities	3,607	3,607

Total liabilities	2,648,443	2,549,286

STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized for Series A, 668,720 and 724,187 shares issued and outstanding	669	724
Series B Convertible Preferred Stock, $1.00 par value; 2,000,000 shares authorized for Series B, 420,000 shares issued and outstanding	420,000	420,000
Common stock, $.001 par value; 125,000,000 shares authorized, 66,714,481 and 65,699,753 shares issued and outstanding	66,714	65,700
Additional paid-in capital	25,269,583	24,409,477
Accumulated deficit	(27,140,156)	(26,230,472)

Total stockholder’s deficit	(1,383,190)	(1,334,571)

Total liabilities and stockholder’s deficit	$1,265,253	$1,214,715

See accompanying notes to unaudited consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

REVENUES	$411,029	$625,127

COST OF REVENUES	(519,059)	(301,971)

GROSS PROFIT (LOSS)	(108,030)	323,156

OPERATING EXPENSES
Selling and marketing	143,065	214,664
General and administrative	363,575	458,631
Research and development	147,853	269,742

Total Operating Expenses	654,493	943,037

LOSS FROM OPERATIONS	(762,523)	(619,881)

OTHER EXPENSES
Loss on extinguishment of debt	71,634	—
Interest expense	75,527	228,130

Total other expenses	147,161	228,130

NET LOSS	$(909,684)	$(848,011)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	66,011,034	41,318,675
See accompanying notes to unaudited consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(909,684)	$(848,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	31,391	84,258
Amortization of software license	71,051	75,195
Amortization of deferred financing costs	8,861	19,722
Amortization of debt discounts	24,787	64,617
Loss on extinguishment of debt	71,634	—
Warrant expense	18,039	—
Common shares issued for services	10,000	40,995
Employee stock option expense	135,593	59,086
Changes in operating assets and liabilities:
Accounts receivable	49,327	61,412
Prepaid and other current assets	(92,401)	(21,742)
Accounts payable	75,085	(7,148)
Accounts payable — related parties	—	(7,861)
Accrued expenses	89,588	170,044
Deferred rent	(764)	(2,396)

Net cash used in operating activities	(417,493)	(311,829)

INVESTING ACTIVITIES
Purchase of property and equipment	(935)	(41,317)
Purchase of software license	—	(3,782)

Net cash used in investing activities	(935)	(45,099)

FINANCING ACTIVITIES
Bank overdraft	5,472	—
Proceeds from sale of common stock, net of issuance costs	—	765,300
Payments on capital lease obligations	(9,777)	(10,829)
Proceeds from notes payable — related parties	16,000	—
Proceeds from convertible debt	760,000	—
Payments on notes payable	(231,540)	(364,572)
Payments on convertible debt	(147,630)	(70,000)

Net cash provided by financing activities	392,525	319,899

NET DECREASE IN CASH	(25,903)	(37,029)
Cash at beginning of year	27,557	141,086

Cash at end of year	$1,654	$104,057

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$9,746	$12,842
Cash paid for income taxes	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt issued for debt issuance costs	64,000	—
Warrants issued for debt issuance costs	79,735	—
Accrued interest converted to convertible debt	8,844	—
Debt discount due to warrants issued with debt	316,226	—
Debt discount due to beneficial conversion feature	126,729	—
Debt discount	118,284	—
Common stock issued for the conversion of Series A preferred stock	277	—
Common stock issued for accrued interest	103,109	—
Notes payable issued for maintenance fees	—	56,634
Accrued interest converted to debt principal	—	24,646

DIGITILITI, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Digitiliti, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
Software Revenue Recognition
The Company derives its revenue from sales of its products and services. Product revenue is derived from sales of the Company’s DigiBak and DigiLibe service.
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
Correction of a Prior Period
During the year ended December 31, 2010, the Company discovered and corrected an error related to options granted to an employee that were inadvertently omitted from the Company’s employee stock option expense from April 2008 through September 30, 2010. The error resulted to an understatement in stock compensation expense and additional paid in capital. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2010, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three months ended March 31, 2010.

The following table shows the impact of the error to the unaudited Consolidated Statements of Operations for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	As Previously
	Reported	Adjustments	As Revised
General and administrative	$175,293	$39,371	$214,664
Total operating expenses	903,666	39,371	943,037
Net loss from operations	(580,510)	(39,371)	(619,881)

Net loss	$(808,640)	$(39,371)	$(848,011)

Net loss per share — Basic and Diluted	$(0.02)	$—	$(0.02)
Weighted average shares outstanding — Basic and Diluted	41,318,675	—	41,318,675
The adjustment to the unaudited Consolidated Statement of Cash Flows for three months ended March 31, 2010 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.
New Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which:
(i) provides updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
(ii) requires an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE);
(iii) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method; and
(iv) expands the disclosure requirements to require an entity to provide both qualitative and quantitative information about the significant judgments made in applying the revised guidance and subsequent changes in those judgments that may significantly affect the timing or amount of revenue recognition.
In addition, in October 2009, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”) to amend the accounting standards for revenue recognition to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue recognition guidance. The revised revenue recognition accounting standards are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. The above pronouncements were effective for the Company beginning the first quarter of 2011. The adoption of the above guidance did not impact the Company’s consolidated financial statements.
No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements
2. Going Concern
As shown in the accompanying financial statements, the Company incurred net loss of $909,684 for the three months ended March 31, 2011 and had a working capital deficit of $1,257,502 as of March 31, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.
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

3. Notes Payable
During the three months ended March 31, 2011, the Company repaid a previously issued note payable of $231,540.
During the three months ended March 31, 2011, the Company borrowed $16,000 from a member of the Company’s Board of Directors. The note is unsecured, bears interest at 12% per annum and matures on June 25, 2011.
4. Convertible Debt
On February 28, 2011, the Company completed the placement of $1,182,844 Secured Convertible Promissory Note (the “Notes”) and Warrants (collectively, the “Secured Convertible Debt Offering”). The Lenders in the Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Notes for a total principal amount of $1,301,128. The Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and are convertible to common shares at $0.20 per share. The Notes are secured by a first lien on all assets of the Company; but are subordinate to the lien with respect to up to $100,000 of original principal amount of other notes against the Company’s vault.
In conjunction with the Secured Convertible Debt Offering, the Lenders received warrants to purchase an aggregate of 3,252,821 common shares. The warrants vested immediately, have a five year term, a $0.30 exercise price and are redeemable by the Company in the event of an acquisition. The Company valued the warrants using the Black-Scholes option pricing model. The warrants include antidilution provisions for stock splits, stock dividends and recapitalization.
$250,000 of the cash proceeds under the Secured Convertible Debt Offering were received by the Company during November and December of 2010 in the form of advanced convertible notes. The notes originally matured at the earlier of the closing of the Secured Convertible Debt Offering or May and June of 2012, had an interest rate of 12% per annum and were convertible into common shares at $0.20 per share. The principal and accrued interest amounting to $250,000 and $8,844, respectively, were converted into Notes under the Secured Convertible Debt Offering upon closing.
In conjunction with the sale of the 12% Secured Convertible Debt Offering, the Company paid consultants fees totaling $64,000 and issued 170,000 5-year warrants with an exercise price of $0.20 per share and 363,000 5-year warrants with an exercise price of $0.30 per share. The fees were paid through the issuance of Notes in the 12% Secured Convertible Debt Offering. The fees and the fair value of the warrants totaling $143,735 were recorded as deferred financing costs and amortized using the effective interest method over the term of the Notes.
Amortization expense on deferred financing costs for the three months ended March 31, 2011 and 2010 amounted to $8,861 and $19,722, respectively. Unamortized deferred financing costs amounted to $139,340 as of March 31, 2011.
The Company analyzed the Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.
The Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $126,729. In addition, the relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $316,226 and recorded as a debt discount. The 10% face discount on the Notes was determined to be $118,284 resulting in an aggregate discount of $561,239 being recorded on the Notes. The aggregate discount is being amortized over the life of the Notes using the effective interest method. The amortization expense recorded on these discounts for the three months ended March 31, 2011 totaled $21,061 resulting in a total unamortized discount of $540,179 as of March 31, 2011.

On February 28, 2011, the Company entered into an agreement to repay and modify three debt obligations owed to two stockholders. The debt obligations owed to these two stockholders were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a Note under the Secured Convertible Debt Offering. In addition, the outstanding accrued interest owed to these two stockholders of $103,109 was paid through the issuance 687,393 common shares. Under the agreement, the terms of 350,000 warrants previously granted to these stockholders were modified whereby the exercise price was reduced to $0.15 and the term changed to 5 years. An additional 200,000 warrants with a 5-year term and a $0.30 per share exercise price were also granted to these stockholders. As of March 31, 2011, there remained an outstanding a balance of $2,371 on the $250,000 12% secured convertible note, which was fully paid on April 21, 2011. After this final payment, the stockholders released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.
The Company evaluated the modification of the $100,000 owed to these two stockholders into the 12% Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were recorded as a loss on the extinguishment of debt for the three months ended March 31, 2011.
A summary of the changes in convertible debt for the three months ended March 31, 2011, is as follows:

Convertible debt, net at December 31, 2010	$1,032,941
Add: Notes issued	951,128
Less: 10% discount on the Notes	(118,284)
Less: discount due to relative fair value of warrants	(316,226)
Less: discount due to beneficial conversion feature	(126,729)
Less: principal payments	(147,630)
Add: amortization of debt discounts	24,787

Convertible debt, net at March 31, 2011	$1,299,987
Less: current maturities, net	(539,038)

Long-term portion of convertible debt, net	$760,949

5. Common Stock
During the three months ended March 31, 2011, the Company:
a)	issued 50,000 common shares for services valued at $10,000,
b)	issued 687,393 common shares to repay accrued interest of $103,109 (see also Note 4) and
c)	issued 277,335 common shares for the conversion of 55,467 Series A preferred shares.
6. Stock Options
During the the three months ended March 31, 2011, options to purchase 1,200,000 common shares were granted by the Company to certain employees at an exercise price of $0.19 per share. These options have a contractual term of 5 years, and a vesting term of 3 years with 154,566 of the options fully vested at grant date. The options have a fair value of $227,872 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.44%, (2) expected life of 4.0 years (3) expected volatility of 344.12% and (4) zero expected dividends.
During the three months ended March 31, 2011, options to purchase 200,707 common shares were granted by the Company to certain officers, as payment of a portion of their salaries, at an exercise price of $0.19 per share. These options have a contractual term of 5 years, and vest monthly through June 30, 2011. The options have a fair value of $38,014 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.05%, (2) expected life ranging from 2.51 to 2.72 years (3) expected volatility of 366.57% and (4) zero expected dividends.

During the three months ended March 31, 2011, options to purchase 250,000 common shares were granted by the Company to three employees at an exercise price of $0.19 per share. These options have a contractual term of 5 years, and a vesting term of 3 years. The options have a fair value of $47,473 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.44%, (2) expected life of 4.0 years (3) expected volatility of 344.12% and (4) zero expected dividends.
A summary of option activities for the three months ended March 31, 2011 is reflected below:

			Weighted
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Life (yrs)
Outstanding at December 31, 2010	2,990,000	$0.34
Granted	1,650,707	0.19
Canceled	—	—
Forfeited	—	—

Outstanding at March 31,2010	4,640,707	$0.28	3.6

Exercisable at March 31, 2010	2,431,917	$0.33	3.0

The weighted average grant date fair value of options granted in 2011 was $0.19. The outstanding options at March 31, 2011 have an intrinsic value of zero.
Stock option expense for the three months ended March 31, 2011 and 2010 amounted to $135,593 and $19,715, respectively. As of March 31, 2011, there was approximately $243,720 of unrecognized cost which is expected to be recognized through January 2014.
7. Stock Warrants
In conjunction with the Company’s Secured Convertible Debt Offering (see Note 4), the Company issued an aggregate of 3,252,821 warrants with an exercise price of $0.30 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $487,918, as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.13%, (2) warrant life of five years, (3) expected volatility of 400.26% and (4) zero expected dividends. The relative fair value of the 2,977,821 warrants of $316,226 was recorded as a debt discount and the fair value of the 275,000 warrants of $41,250 was included in the calculation of the loss on the extinguishment of debt during the three months ended March 31, 2011.
In addition, the Company issued 200,000 warrants with an exercise price of $0.20 per share to the two stockholders whose outstanding note of $100,000 was converted into the Secured Convertible Debt Offering (see Note 4). These warrants have a term of 5 years, vested immediately and have a fair value of $30,000, as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.13%, (2) warrant life of five years, (3) expected volatility of 335.62% and (4) zero expected dividends. The fair value of these warrants was included in the calculation of the loss on the extinguishment of debt during the three months ended March 31, 2011.
During the three months ended March 31, 2011, 170,000 warrants with an exercise price of $0.20 per share were granted to an individual who provided services in connection with the Company’s Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $25,500 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility of 400.26% and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the three months ended March 31, 2011.
During the three months ended March 31, 2011, 363,000 warrants with an exercise price of $0.30 were granted to an individual who provided services in connection with the Company’s Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $54,235 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility of 344.35% and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the three months ended March 31, 2011.

During the three months ended March 31, 2011, 10,000 warrants with an exercise price of $0.20 per share were granted to an individual who provided consulting services to the Company. These warrants have a term of five years and vested immediately. The warrants have a fair value of $1,300 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility of 400.90% and (4) zero expected dividends.
During the three months ended March 31, 2011, the Company modified the terms of 350,000 previously granted warrants whereby the exercise price was reduced to $0.15 per share and the term was changed to 5 years. The incremental increase in the fair value of the warrants was determined to be $384 using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) expected terms ranging from 2.7 to 5.0 years, (3) expected volatility of 344.22% and (4) zero expected dividends. The incremental increase in the fair value of these warrants was included in the calculation of the loss on the extinguishment of debt during the three months ended March 31, 2011.
A summary of warrant activities for the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining
	Warrants	Exercise Price	Life (yrs)
Outstanding at December 31, 2010	8,683,348	$0.64
Granted	3,995,821	0.29
Forfeited	—	—

Outstanding at March 31, 2011	12,679,169	$0.53	3.85

Exercisable at March 31, 2011	12,679,169	$0.53	3.85

The weighted average grant date fair value of warrants granted during 2011 was $0.15. The outstanding warrants at March 31, 2011 have an intrinsic value of zero.
Warrants expense for the three months ended March 31, 2011 and 2010 was $18,039 and $0, repectively.
8. Commitments and Contingencies
Some of the Company’s convertible note holders have not accepted offers to convert their notes under the terms of the Modification Proposal issued in 2009 and Incentive Offer from 2010, or otherwise. The Company is presently in arrears in principal and accrued interest payments in an aggregate total of $278,563 as of March 31, 2011. Although the Company is continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to the Company’s ongoing operations.
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
9. Subsequent Events
During April and May 2011, the Company sold an aggregate of 1,800,000 common shares for cash proceeds of $90,000.
On April 8, 2011, the Company borrowed $50,000 from a third party. The loan is unsecured, matures October 8, 2011 and bears interest at 12% per annum. In connection with the loan, the Company issued to the lender 25,000 warrants exercisable at $0.20 per share. The warrants vest immediately and have a term of five years.

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
This quarterly report contains “forward-looking statements ” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements concern goals, beliefs, plan objectives, intentions, expectations, financial condition, results of operations, future performance, business strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements are preceded by, followed by or include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.
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
The information in this quarterly report is as of March 31, 2011, or, where clearly indicated, as of the date of this filing. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
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

Growing both Business Segments:
We believe the benefits of seeking to grow both the DigiBAK and DigiLIBE businesses are:
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
We believe DigiLIBE is a fiscally responsible solution at a price, performance, and ease of use level that disrupts the current competitors’ point solution landscape and positions while exceeding customers’ expectations and needs. We also believe this product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace.

Liquidity and Capital Resources
Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we may need to continue expanding our capacity of the Data Storage Center by investing in property and equipment and software licenses.
We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $1,686,465 at December 31, 2010 and at March 31, 2011, we had a working capital deficit of $1,257,502. We had cash of $1,654 as of March 31, 2011, compared to cash of $27,557 as of December 31, 2010.
On February 28, 2011, the Company completed the placement of $1,182,844 Secured Convertible Promissory Note and Warrants (the “Secured Convertible Debt Offering”). All of the securities issued in conjunction with the Secured Convertible Debt Offering were sold to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.
The Lenders in the Secured Convertible Debt Offering paid a 90% of the principal amount for their investment, resulting in a “stepped-up” basis in their individual Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and a $.20 per share conversion rate in the Company’s common stock. The Secured Convertible Promissory Notes are secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $100,000 of original principal amount of other notes against the Company’s vault.
On February 28, 2011, the Company entered into an agreement with two stockholders to repay and modify three debt obligations owed to the two stockholders. The debt obligations owed to these two stockholders were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a secured promissory note under the Secured Convertible Debt Offering. In addition, the outstanding accrued interest of $103,109 owed to these two stockholders was paid through the issuance 687,393 common shares of the Company. Under the agreement, the terms of 350,000 common stock warrants previously granted to these stockholders were modified whereby their exercise price was reduced $0.15 and their term was changed to 5 years. An additional 200,000 common stock warrants with a five year term and a $0.30 per share exercise price were also granted to these stockholders. As of March 31, 2011, there remained an outstanding a balance of $2,371 on the $250,000 12% secured convertible note, which was satisfied in full on April 21, 2011. After this final payment of $2,371 and completion of all documentation reflecting the repayment of the Miner Debt, the Miners released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.
The Company evaluated the modification of the $100,000 owed to these two stockholders into the 12% Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were included in the calculation of the loss on extinguishment of debt resulting in a total loss on the extinguishment of debt of $71,634 for the three months ended March 31, 2011.
We used $417,493 of net cash in operating activities for the three months ended March 31, 2011, compared to using $311,829 for the three months ended March 31, 2010. Cash used in operating activities during the three months ended March 31, 2011, funded a net loss of $909,684. This net loss was offset by non-cash charges of $102,442 for amortization and depreciation, $135,593 associated with stock options expense, $71,634 related to a loss on the extinguishment of debt, $33,648 related to amortization of the discount on our convertible debt and deferred financing costs and $28,039 related to common stock issued for services and warrants expense. In addition, the Company’s operating activities generated $49,327 from a decrease in accounts receivable that helped support a $164,673 increase in accounts payable and accrued expenses, which served to support an increase of $92,401 in prepaid expenses. We used $311,829 of net cash from operating activities for the three months ended March 31, 2010. Cash used in operating activities during the three months ended March 31, 2010, funded a net loss of $808,640. This net loss was offset by non-cash charges of $159,453 for amortization and depreciation, $19,715 associated with stock options expense, $40,995 related to common stock issued for services and $84,339 related to amortization of discounts on our convertible debt and deferred financing costs. In addition, the Company’s operating activities generated $61,412 from a decrease in accounts receivable that helped support a $170,044 increase in accrued expenses.
Net cash flows used in investing activities was $935 for the three months ended March 31, 2011, compared to net cash flows used in investing activities of $45,099 for the three months ended March 31, 2010. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.
Net cash flow provided by financing activities was $392,525 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $319,899 for the three months ended March 31, 2010. During three months ended March 31, 2011, cash provided by financing activities is primarily due to proceeds of $760,000 received from the sale of convertible notes. We used these proceeds to make $9,777 in capital lease payments, $231,540 in payments on notes payable and $147,630 of payments on convertible debt. During three months ended March 31, 2010, cash provided by financing activities is primarily due to proceeds of $765,300 received from issuance of our common stock, net of related issuance costs. We used these proceeds to make $10,829 in capital lease payments, $364,572 in payments on notes payable and $70,000 of payments on convertible debt.
As of March 31, 2011, the Company had $278,563 of debt and accrued interest outstanding from the $5.5 million offering and $121,167 of debt and accrued interest outstanding from the $750,000 secured offering.

Results of Operations
For the three month periods ended March 31, 2011 and 2010
Sales for the three months ended March 31, 2011 decreased 34% to $411,029 compared to $625,127 for the three months ended March 31, 2010 reflecting a $214,098 decrease in revenue. This loss in revenue is a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services, a weak economy, and loss of a small number of larger customers where the cost of outsourcing archiving services become prohibitive to them. In response to these challenges, we have continued to restructure our resources, strengthen our VAR and customer relationships, reposition and rebrand our offering, initiate stronger sales efforts and refine other aspects of the DigiBAK business to sustain our margins. Despite this decrease in revenue, we increased our customer count from 805 as of March 31, 2010 to 901 as of March 31, 2011 and our current customer base remains highly satisfied with our DigiBAK service offering.
Gross margin for the three months ended March 31, 2011 was a loss of $108,030 compared to a profit of $323,156 for the three months ended March 31, 2010. This significant decrease in margin results from a one-time charge of approximately $277,000 the Company incurred during the three months ended March 31, 2011 that pertained to modifications and repairs made to our vault facilities that could not be capitalized and charged over future periods. At present, we are confident of recovering the approximate cost of this one-time charge under our property and casualty insurance. Notwithstanding this one-time charge, the Company’s gross profit margin for the three months ended March 31, 2011 was 41%, compared to a 52% gross profit margin for the three months ended March 31, 2010. Overall, our strong gross margin reflects the direct benefits of actions described above taken by the Company during 2010 and continuing through 2011 to streamline and strengthen of operations and personnel. We continue to efficiently manage our Data Storage Center to plan for growth and capacity without requiring significant capital cost in the short term. Our strategy assumes we will refresh technology every three or four years, so we plan to refresh our hardware technology platform in 2011.
Research and development expenses for the three months ended March 31, 2011 were $147,853 compared to $269,742 for the three months ended March 31, 2010. During the first quarter of 2010, we incurred significant expenditures to finalize our in-house product development efforts, which allowed us to bring our new DigiLIBE product to market during the second quarter of 2011. These effort in 2010 allowed us to confirm the stability of the product by enhancing the installation process and broadening the scalability of the product. As a result of these actions, we were able to reduce our research and development overhead and personnel resources during the three months ended March 31, 2011, thus lowering our actual expenditures when compared to the three months ended March 31, 2010.
Given the release and roll-out of our new DigiLibe product in the first quarter of 2010, we have incurred lower sales and marketing expenses for the three months ended March 31, 2011 of $143,065 compared to $214,664 incurred during the three months ended March 31, 2010. This decrease in sales and marketing expenditure directly relates to our DigiLibe market launch actions during 2010, which include; establishment of regional and national reseller processes and agreements, and retaining a public relations and industry trade group to create market and industry awareness through product promotion within the industry analyst community, trade publications, and target market segments.
Our general and administrative expenses were reduced 21% from $458,631 incurred during the three months ended March 31, 2010 compared to $363,575 for the three months ending March 31, 2011. The improvement is attributable to our conscious efforts to slash costs and streamline administration and reduce executive salaries. The business restructuring undertaken midway through 2010 resulted in targeted efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO.
The decrease of $152,603 in interest expense between the comparative three months ended March 31, 2011 and March 31, 2010 is attributed to the amount of convertible notes that were converted under the terms of the Incentive Offer and no longer require the accrual of interest. The loss on extinguishment of debt results from the Company’s repayment of a $100,000 note satisfied through the conversion of the note into the Company’s Secured Convertible Debt Offering (see Note 4 to the consolidated financial statements).

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements during 2011 and 2010.

Item 4.	Controls and Procedures.
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

Changes in internal control over financial reporting
Our management, with the participation of our chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
As of May 23, 2011, the Company had $280,020 of debt and accrued interest outstanding from the $5.5 million offering and $124,933 of debt and accrued interest outstanding from the $750,000 secured offering. This debt is presently due and payable.

Item 6.	Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.
Date: May 23, 2011	By:	/s/ Ehssan Taghizadeh
Ehssan Taghizadeh, President, CEO (Principal Executive Officer)

Date: May 23, 2011	By:	/s/ William McDonald
William McDonald, CFO (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	302 Certification of CEO, Ehssan Taghizadeh
31.2	302 Certification of CFO, William McDonald
32.1	906 Certification
99.1	Settlement Agreement and Release dated March 8, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2010).
10.1	Form of Convertible Promissory Note and Warrant Purchase Agreement dated as of February 28, 2011
10.2	Form of Secured Convertible Promissory Note dated as of February 28, 2011
10.3	Form of Security Agreement
10.4	Form of Warrant Agreement
10.5	Form of Repayment of Miner Note Obligations and Release of Miner Security Interest Agreement