Form 10-Q
period 2011-06-30
Digitiliti Inc
filed 2011-08-22
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File No. 000-53235
DIGITILITI, INC.
(Exact name of Registrant as specified in its charter)

Delaware	26-1408538
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
266 East 7th Street, 4th Floor
St. Paul, Minnesota 55101
________________________________________________________
(Address of Principal Executive Offices)
(651) 925-3200
_________________________________________________________________________
(Registrant’s telephone number, including area code)
N/A
__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ +No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 22, 2011, the Registrant had 68,846,307 shares of common stock issued and outstanding at $.001 per share par value.

DIGITILITI, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$206,915	$27,557
Restricted cash	50,000	—
Accounts receivable	408,671	333,687
Prepaid and other current assets	258,567	247,970
Total current assets	924,153	609,214
Property and equipment, net	99,773	158,105
Software license, net	299,692	436,608
Deferred financing costs	125,865	4,466
Other assets	6,322	6,322
Total assets	$1,455,805	$1,214,715
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$672,739	$692,923
Accrued expenses	693,313	554,978
Deferred income	9,989	9,989
Notes payable, net of unamortized discount of $1,289 and $0	48,711	231,540
Note payable — related party	66,000	—
Current maturities of convertible debt, net of unamortized discounts of $434 and $0	589,566	782,941
Current maturities of capital lease obligations	—	23,308
Total current liabilities	2,080,318	2,295,679
Convertible debt, non-current, net of unamortized discounts of $524,714 and $0	1,276,414	250,000
Other liabilities	3,607	3,607
Total liabilities	3,360,339	2,549,286
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized for Series A, 668,720 and 724,187 shares issued and outstanding	669	724
Series B Convertible Preferred Stock, $1.00 par value; 2,000,000 shares authorized for Series B, 420,000 shares issued and outstanding	420,000	420,000
Common stock, $.001 par value; 125,000,000 shares authorized, 68,846,307 and 68,209,298 shares issued and outstanding	68,846	65,700
Additional paid-in capital	25,565,098	24,409,477
Accumulated deficit	(27,959,147)	(26,230,472)
Total stockholders' deficit	(1,904,534)	(1,334,571)
Total liabilities and stockholders' deficit	$1,455,805	$1,214,715
See accompanying notes to unaudited consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUES	$481,714	$539,007	$892,743	$1,164,134
COST OF REVENUES	(361,272)	(378,397)	(880,331)	(680,368)
GROSS PROFIT (LOSS)	120,442	160,610	12,412	483,766
OPERATING EXPENSES
Selling and marketing	95,981	201,285	239,046	376,578
General and administrative	540,468	1,117,976	904,043	1,615,979
Research and development	131,289	262,241	279,142	531,983
Total Operating Expenses	767,738	1,581,502	1,422,231	2,524,540
LOSS FROM OPERATIONS	(647,296)	(1,420,892)	(1,409,819)	(2,040,774)
OTHER EXPENSES
Loss on extinguishment of debt	—	318,294	71,634	318,294
Interest expense	171,695	1,879,849	247,222	2,107,979
Total other expenses	171,695	2,198,143	318,856	2,426,273
NET LOSS	$(818,991)	$(3,619,035)	$(1,728,675)	$(4,467,047)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.01)	$(0.08)	$(0.03)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	67,780,394	45,663,981	67,273,030	43,503,332
See accompanying notes to unaudited consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(1,728,675)	$(4,467,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63,202	166,868
Amortization of software license	136,916	149,332
Beneficial conversion feature on converted notes	—	1,478,707
Amortization of deferred financing costs	33,586	36,849
Amortization of debt discounts	96,023	317,205
Loss on extinguishment of debt	71,634	318,294
Warrant expense	49,548	387,959
Common shares issued for services	67,528	113,495
Employee stock option expense	227,041	147,085
Changes in operating assets and liabilities:
Accounts receivable	(74,984)	52,641
Prepaid and other current assets	(10,597)	63,039
Accounts payable	12,292	75,928
Accounts payable — related parties	—	(7,861)
Accrued expenses	218,576	291,325
Deferred income	—	10,722
Deferred rent	(764)	(4,792)
Net cash used in operating activities	(838,674)	(870,251)
INVESTING ACTIVITIES
Restricted cash	(50,000)	—
Purchase of property and equipment	(4,870)	(40,596)
Purchase of software license	—	(5,538)
Net cash used in investing activities	(54,870)	(46,134)
FINANCING ACTIVITIES
Proceeds from notes payable	50,000	—
Cash paid for debt issuance costs	(11,250)	—
Proceeds from sale of common stock, net of issuance costs	63,000	1,214,050
Proceeds from exercise of warrants	—	500,900
Payments on capital lease obligations	(23,308)	(24,939)
Proceeds from notes payable — related parties	66,000	—
Proceeds from convertible debt	1,310,000	—
Payments on notes payable	(231,540)	(364,572)
Payments on convertible debt	(150,000)	(95,000)
Net cash provided by financing activities	1,072,902	1,230,439

NET INCREASE IN CASH	179,358	314,054
Cash at beginning of year	27,557	141,086
Cash at end of year	$206,915	$455,140
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$30,316	$56,842
Cash paid for income taxes	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt issued for debt issuance costs	64,000	—
Warrants issued for debt issuance costs	79,735	—
Accrued interest converted to convertible debt	8,844	—
Debt discount due to warrants issued with debt	370,388	—
Debt discount due to beneficial conversion feature	126,729	—
Common stock issued for the conversion of Series A preferred stock	277	—
Common stock issued for debt and accrued interest	103,109	3,167,833
Preferred stock issued for accrued interest	—	723,895
Common stock issued for liabilities	—	12,879
Notes payable issued for maintenance fees	—	56,634
Accrued interest converted to debt principal	—	21,107

See accompanying notes to unaudited consolidated financial statements.

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

Restricted Cash

The restricted cash of $50,000 as of June 30, 2011 represents funds held in escrow to be released upon the closing of the second tranche of the $1,500,000 Junior Secured Convertible Debt Offering (see Note 4).

Correction of a Prior Period

During the year ended December 31, 2010, the Company discovered and corrected an error related to options granted to an employee that were inadvertently omitted from the Company’s employee stock option expense from April 2008 through September 30, 2010. The error resulted in an understatement in stock compensation expense and additional paid in capital. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2010, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the three and six months ended June 30, 2010.

The following table shows the impact of the error to the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010
	As Previously Reported	Adjustments	As Revised
General and administrative	$1,078,605	$39,371	$1,117,976
Total operating expenses	1,542,131	39,371	1,581,502
Net loss from operations	(1,381,521)	(39,371)	(1,420,892)
Net loss	$(3,579,664)	$(39,371)	$(3,619,035)
Net loss per share — Basic and Diluted	$(0.08)	$—	$(0.08)
Weighted average shares outstanding — Basic and Diluted	45,663,981	—	45,663,981

	Six Months Ended June 30, 2010
	As Previously Reported	Adjustments	As Revised
General and administrative	$1,537,236	$78,743	$1,615,979
Total operating expenses	2,445,797	78,743	2,524,540
Net loss from operations	(1,962,031)	(78,743)	(2,040,774)
Net loss	$(4,388,304)	$(78,743)	$(4,467,047)
Net loss per share — Basic and Diluted	$(0.10)	$—	$(0.10)
Weighted average shares outstanding — Basic and Diluted	43,503,332	—	43,503,332

The adjustment to the unaudited Consolidated Statement of Cash Flows for six months ended June 30, 2010 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.

New Accounting Pronouncements

The Company does not expect the adoption of recently issued or effective accounting pronouncements to have a material impact on the Company's consolidated financial statements.

2. Going Concern

As shown in the accompanying financial statements, the Company incurred net loss of $(1,728,675) for the six months ended June 30, 2011 and had a working capital deficit of 1,156,165 as of June 30, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

3. Notes Payable

During the six months ended June 30, 2011, the Company borrowed $50,000 from a third party. This note is unsecured, bears interest at 12% per annum and matures on October 8, 2011. In connection with the loan, the lender received warrants to purchase an aggregate of 25,000 common shares at an exercise price of $0.20 per share. The warrants vested immediately and have a term of five years.

During the six months ended June 30, 2011, the Company borrowed an aggregate of $50,000 from a member of the Company's Board of Directors. The notes are secured against the Company's accounts receivable and bear interest at 12% per annum. The note amounting to $25,000 matured on July 29, 2011 and is current past due. The remaining note for $25,000 matures on September 1, 2011.

During the six months ended June 30, 2011, the Company borrowed $16,000 from a member of the Company's Board of Directors. The note is secured against the Company's accounts receivable, bears interest at 12% per annum and matured on June 25, 2011. This note is currently past due.

During the six months ended June 30, 2011, the Company repaid a previously issued note payable of $231,540.

4. Convertible Debt

On June 28, 2011, the Company entered into a Junior Secured Convertible Debt Offering that provides for the sale of up to an aggregate principal amount of $1,500,000 Junior Secured Convertible Promissory Notes (the “Junior Notes”) and Warrants. The investors in this Junior Secured Convertible Debt Offering receive five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company. The Junior notes also contain a contingent conversion option wherein, at the option of 60% of the investors and twelve months following the closing, all or a portion of the principal amount and accrued interest may be converted into common shares at an exercise price of $0.06 per share but only if the entire amount of the Junior Secured Convertible Debt Offering has been raised. However, the Junior Notes automatically convert into common shares upon a subsequent equity funding round of at least $3 million of new equity capital ("Qualified Round") at a per share price equal to the per share price of the qualified round.

In conjunction with the Junior Secured Convertible Debt Offering, the investors received warrants to purchase an aggregate of 833,333 common shares. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $52,239 and recorded as a debt discount. The warrant discount is being amortized over the life of the notes using the effective interest method. The amortization expense recorded on the discounts for the six months ended June 30, 2011 totaled $0.

In conjunction with the Junior Secured Convertible Debt Offering, the Company paid consultants fees totaling $11,250. The fees were paid in cash and were recorded as deferred financing costs and amortized using the effective interest method over the term of the Notes.

The Company analyzed the Junior Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

In addition, the Junior Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was measured on the date of the agreement and determined to be $135,572. However, due to the contingent nature of the conversion feature, the beneficial conversion feature will be recognized as an additional discount when the contingency is lifted.

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

In conjunction with the Secured Convertible Debt Offering, the Lenders received warrants to purchase an aggregate of 3,252,821 common shares. The warrants vested immediately, have a five year term, a $0.30 exercise price and are redeemable by the Company in the event of an acquisition. The Company valued the warrants using the Black-Scholes option pricing model. The warrants include standard antidilution provisions for stock splits, stock dividends and recapitalization.

During November and December of 2010, the Company received $250,000 of the cash proceeds under the Secured Convertible Debt Offering in the form of advanced convertible notes. These advanced convertible notes originally matured at the earlier of the closing of the Secured Convertible Debt Offering or May and June of 2012, had an interest rate of 12% per annum and were convertible into common shares at $0.20 per share. The principal and accrued interest amounting to $250,000 and $8,844, respectively, were converted into Notes under the Secured Convertible Debt Offering upon closing.

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

Amortization expense on deferred financing costs for the six months ended June, 2011 and 2010 amounted to $33,586 and $36,849, respectively. Unamortized deferred financing costs amounted to $125,865 as of June 30, 2011.

The Company analyzed the Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

The Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $126,729. In addition, the relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $316,226 and recorded as a debt discount. The 10% face discount on the Notes was determined to be $118,284 resulting in an aggregate discount of $561,239 being recorded on the Notes. The aggregate discount is being amortized over the life of the Notes using the effective interest method. The amortization expense recorded on these discounts for the six months ended June 30, 2011 totaled $88,764 resulting in a total unamortized discount of $472,475 as of June 30, 2011.

On February 28, 2011, the Company entered into an agreement to repay and modify three debt obligations owed to two stockholders. The debt obligations owed to these two stockholders were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a Note under the Secured Convertible Debt Offering. In addition, the outstanding accrued interest owed to these two stockholders of $103,109 was paid through the issuance 687,393 common shares. Under the agreement, the terms of 350,000 warrants previously granted to these stockholders were modified whereby the exercise price was reduced to $0.15 and the term changed to 5 years. An additional 200,000 warrants with a 5-year term and a $0.30 per share exercise price were also granted to these stockholders. Upon final payment of the loan on April 21, 2011, the stockholders released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.

The Company evaluated the modification of the $100,000 owed to these two stockholders into the 12% Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were recorded as a loss on the extinguishment of debt for the six months ended June 30, 2011.

A summary of the changes in convertible debt for the six months ended June 30, 2011, is as follows:

Convertible debt, net at December 31, 2010	$1,032,941
Add: Notes issued	1,501,128
Less: 10% discount on the Notes	(118,284)
Less: discount due to relative fair value of warrants	(368,465)
Less: discount due to beneficial conversion feature	(126,729)
Less: principal payments	(150,001)
Add: amortization of debt discounts	95,390
Convertible debt, net at June 30, 2011	$1,865,980
Less: current maturities, net	(589,566)
Long-term portion of convertible debt, net	$1,276,414

5. Common Stock

During the six months ended June 30, 2011, the Company:

a)	issued 781,826 common shares for services valued at $67,528,

b)	issued 687,393 common shares to repay accrued interest of $103,109 (see also Note 4),

c)	issued 277,335 common shares for the conversion of 55,467 Series A preferred shares,

d)	issued 1,400,000 common shares for total cash proceeds of $63,000, net of issuance costs of $7,000.

6. Stock Options

During the six months ended June 30, 2011, options to purchase 1,050,000 common shares were granted by the Company to executive management and key employees at an exercise price of $0.08 per share. These options have a contractual term of 5 years and a vesting term of 3 years. The options have a fair value of $81,553 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.44%, (2) expected life ranging between 3.0 to 4.0 years (3) expected volatility ranging from 209.63% to 359.11% and (4) zero expected dividends.

During the six months ended June 30, 2011, options to purchase 235,000 common shares were granted by the Company to certain members of the Board of Directors at exercise prices ranging from $0.06 to $0.09 per share. These options have contractual terms ranging from 5 to 10 years and vesting terms ranging from 12 months to 3 years. The options have a fair value of $19,680 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.44%, (2) expected life ranging from 3.0 to 4.0 years (3) expected volatility ranging from 359.11% to 372.09% and (4) zero expected dividends.

During the six months ended June 30, 2011, options to purchase 1,200,000 common shares were granted by the Company to certain employees at an exercise price of $0.19 per share. These options have a contractual term of 5 years and a vesting term of 3 years with 154,566 of the options fully vested at grant date. The options have a fair value of $227,872 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.44%, (2) expected life of 4.0 years (3) expected volatility of 344.12% and (4) zero expected dividends.

During the six months ended June 30, 2011, options to purchase 200,707 common shares were granted by the Company to certain officers, as payment of a portion of their salaries, at an exercise price of $0.19 per share. These options have a contractual term of 5 years and vest monthly through June 30, 2011. The options have a fair value of $38,014 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.05%, (2) expected life ranging from 2.51 to 2.72 years (3) expected volatility of 366.57% and (4) zero expected dividends.

During the six months ended June 30, 2011, options to purchase 250,000 common shares were granted by the Company to three employees at an exercise price of $0.19 per share. These options have a contractual term of 5 years, and a vesting term of 3 years. The options have a fair value of $47,473 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.44%, (2) expected life of 4.0 years (3) expected volatility of 344.12% and (4) zero expected dividends.

A summary of option activities for the six months ended June 30, 2011 is reflected below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Life (yrs)
Outstanding at December 31, 2010	2,990,000	$0.34
Granted	2,935,707	0.14
Canceled	—	—
Forfeited	(1,335,000)	$(0.30)
Outstanding at June 30,2011	4,590,707	$0.22	4.0
Exercisable at June 30, 2011	1,891,605	$0.30	3.10

The weighted average grant date fair value of options granted in 2011 was $0.13. The outstanding options at June 30, 2011 have an intrinsic value of zero.

Stock option expense for the six months ended June 30, 2011 and 2010 amounted to $227,041 and $147,085 respectively. As of June 30, 2011, there was approximately $201,377 of unrecognized cost which is expected to be recognized through January 2014.

7. Stock Warrants

During the six months ended June 30, 2011, 25,000 warrants with an exercise price of $0.20 per share were granted to an third party who provided a short term loan to the Company (see Note 3). These warrants have a term of five years and vested immediately. The warrants have a fair value of $2,000 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 2.31%, (2) a warrant life of five years, (3) expected volatility of 401.22% and (4) zero expected dividends. The relative fair value of these warrants of $1,923 was recorded as a discount to the short term loan provided by this third party.

During the six months ended June 30, 2011, a total of 500,000 warrants with an exercise price of $0.08 were granted to a third party consulting firm that provided services in connection with the $500,000 Equity Raise (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $25,000 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 2.05%, (2) warrant life of five years, (3) expected volatility of 402.61% and (4) zero expected dividends. The fair value of these warrants was recorded as stock issuance cost in additional paid in capital during the six months ended June 30, 2011.

During the six months ended June 30, 2011, a total of 140,000 warrants with an exercise price of $0.05 were granted to third party consulting firm that provided services in connection with the $500,000 Equity Raise (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $10,500 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 1.81%, (2) warrant life of five years, (3) expected volatility of 403.02% and (4) zero expected dividends. The fair value of these warrants was recorded as stock issuance costs in an entry to additional paid in capital during the six months ended June 30, 2011.

In conjunction with the Company’s Junior Secured Convertible Debt Offering (see Note 4), the Company issued an aggregate of 833,333 warrants with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $58,333 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.62%, (2) warrant life of five years, (3) expected volatility of 405.90% and (4) zero expected dividends. The relative fair value of these warrants of $52,239 and was recorded as a debt discount to the $500,000 Junior Secured Convertible Debt Offering.

As a condition associated with the closing on the Company's Junior Secured Convertible Debt Offering (see Note 4), the Company granted 200,000 warrants to the Company's former President and Chief Executive Officer with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $17,000 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.70%, (2) warrant life of five years, (3) expected volatility of 406.07% and (4) zero expected dividends. The fair value of the warrants was recorded as stock based compensation for the six months ended June 30, 2011.

As an additional condition associated with the closing on the Company's Junior Secured Convertible Debt Offering (see Note 4), the Company granted 150,000 warrants to the Company's Interim President and Chief Executive Officer with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $12,750, as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.70%, (2) warrant life of five years, (3) expected volatility of 406.07% and (4) zero expected dividends. The fair value of the warrants was recorded as stock based compensation for the six months ended June 30, 2011.

In conjunction with the Company’s Secured Convertible Debt Offering (see Note 4), the Company issued an aggregate of 3,252,821 warrants with an exercise price of $0.30 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $487,918 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.13%, (2) warrant life of five years, (3) expected volatility of 400.26% and (4) zero expected dividends. The relative fair value of the 2,977,821 warrants of $316,226 was recorded as a debt discount and the fair value of the 275,000 warrants of $41,250 was included in the calculation of the loss on the extinguishment of debt during the six months ended June 30, 2011.

In addition, the Company issued 200,000 warrants with an exercise price of $0.20 per share to the two stockholders whose outstanding note of $100,000 was converted into the Secured Convertible Debt Offering (see Note 4). These warrants have a term of 5 years, vested immediately and have a fair value of $30,000 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.13%, (2) warrant life of five years, (3) expected volatility of 335.62% and (4) zero expected dividends. The fair value of these warrants was included in the calculation of the loss on the extinguishment of debt during the six months ended June 30, 2011.

During the six months ended June 30, 2011, a total of 170,000 warrants with an exercise price of $0.20 per share were granted to an individual who provided services in connection with the Company’s Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $25,500 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility of 400.26% and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the six months ended June 30, 2011.

During the six months ended June 30, 2011, 363,000 warrants with an exercise price of $0.30 were granted to an individual who provided services in connection with the Company’s Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $54,235 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility of 344.35% and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the six months ended June 30, 2011.

During the six months ended June 30, 2011, a total of 40,000 warrants with an exercise price of $0.20 per share were issued to an individual who provided consulting services to the Company ratably over a four month period. These warrants have a term of five years and vested immediately. The warrants have a fair value of $3,059 as calculated using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility ranging between 400.90% and 406.24% and (4) zero expected dividends.

During the six months ended June 30, 2011, the Company modified the terms of 350,000 previously granted warrants whereby the exercise price was reduced to $0.15 per share and the term was changed to 5 years. The incremental increase in the fair value of the warrants was determined to be $384 using the Black-Scholes option-pricing model. Variables used in the valuation include (1) discount rate of 1.18%, (2) expected terms ranging from 2.7 to 5.0 years, (3) expected volatility of 344.22% and (4) zero expected dividends. The incremental increase in the fair value of these warrants was included in the calculation of the loss on the extinguishment of debt during the six months ended June 30, 2011.

A summary of warrant activities for the six months ended June 30, 2011 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Life (yrs)
Outstanding at December 31, 2010	8,683,348	$0.64
Granted	5,874,155	0.22
Forfeited	—	—
Outstanding at June 30, 2011	14,557,503	$0.47	3.77
Exercisable at June 30, 2011	14,557,503	$0.47	3.77

The weighted average grant date fair value of warrants granted during 2011 was $0.12. The outstanding warrants at June 30, 2011 have an intrinsic value of zero.

Warrants expense for the six months ended June 30, 2011 and 2010 was $49,548 and $387,959, respectively.

8. Commitments and Contingencies

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

In June 2011, the Company was made a party to a lawsuit initiated by one of its preferred stockholders seeking recovery of their investment in the Company based on, among other claims, an alleged breach of the state's securities regulations. The Company believes the preferred stockholder's claim lacks factual basis and is without merit. Accordingly, the Company has not accrued any manner of loss contingency related to this claim and litigation is currently pending.

On May 6, 2011, the Company entered into a Confidential Settlement Agreement with one of its unsecured convertible note holders reflecting repayment of their convertible note totaling $37,100, on a discounted basis, that involves an extended payment and the conversion of the outstanding principal balance based on an above-market conversion rate. Digitiliti evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and did not qualify as a debt extinguishment.

Some of the Company’s convertible note holders have not accepted offers to convert their notes under the terms of the Modification Proposal issued in 2009 and Incentive Offer from 2010, or otherwise. The Company is presently in arrears in principal and accrued interest payments in an aggregate total of $380,174 as of June 30, 2011. Although the Company is continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to the Company’s ongoing operations.

9. Subsequent Events

During July 2011, the Company entered into Confidential Settlement Agreements with one of its secured convertible note holders and one of its unsecured convertible note holders reflecting repayment of their convertible notes with extended payment terms.

On July 18, 2011, the Company made a payment of $15,000 on one of its secured convertible notes.

On August 16, 2011, the Company borrowed $50,00 from a third party. This note is unsecured, bears interest at 12% per annum, matures February 16, 2011 and is convertible into common stock at $0.07 per share. In connection with the loan, the Company issued 50,000 common stock warrants exercisable at $0.07 per share. The warrants vest immediately and have a term of five years.

Item 2.	Management's Discussions and Analysis of Financial Condition and Results of Operations.

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

The information in this quarterly report is as of June 30, 2011, or, where clearly indicated, as of the date of this filing. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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

Our emerging business product, released in the first quarter of 2010, is called DigiLIBE. We believe that DigiLIBE is a game-changing product that addresses the significant need for a fiscally responsible, integrated system to manage the increasing growth, volume, and diversity of unstructured data that now represents up to 85% of enterprise information and continues to grow rapidly. Content chaos is overwhelming many companies’ ability to meet compliance, utilize collaboration tools and optimize storage needs for their virtualized infrastructures.

DigiBAK and DigiLIBE are complementary products — DigiBAK provides cloud storage backup and recovery of structured data and operating system files and DigiLIBE offers information management and life-cycle control of unstructured data from end-user through archiving and back to the end user.

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

We believe DigiLIBE is a fiscally responsible solution at a price, performance, and ease of use level that alters the current competitors’ point solution landscape and positions while exceeding customers’ expectations and needs. We also believe this product represents a significant step toward our goal of becoming a technology leader in the information content and context management marketplace.

Liquidity and Capital Resources

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our common stock for cash. In the long term, we may need to continue expanding our capacity of the Data Storage Center by investing in property and equipment and software licenses.

We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $1,686,465 at December 31, 2010, and at June 30, 2011 we had a working capital deficit of $1,156,165. We had cash of $206,915 as of June 30, 2011, compared to cash of $27,557 as of December 31, 2010.

On June 28, 2011, the Company initiated a placement of up to $1,500,000 in a Junior Secured Convertible Promissory Note and Warrants Offering (the “Junior Secured Convertible Debt Offering”). On June 28, 2011, the Company closed on the first tranche of three potential closings of this Junior Secured Convertible Debt Offering resulting in the receipt of $500,000 of proceeds.

On June 28, 2011, the Company entered into a Junior Secured Convertible Debt Offering that provides for the sale of up to an aggregate principal amount of $1,500,000 Junior Secured Convertible Promissory Notes (the "Junior Notes") and Warrants. The investors in the Junior Secured Convertible Debt Offering received five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company. The Junior Notes also contain a contingent conversion option wherein, at the option of 60% of the investors and twelve months following the closing, all or a portion of the principal amount and accrued interest may be converted into common shares at an exercise price of $.06 per share but only if the entire amount of the Junior Secured Convertible Debt Offering has been raised. However, the Junior Notes automatically convert into common shares upon a subsequent equity funding round of at least $3 million of new equity capital ("Qualified Round") at a per share price equal to the per share price of the qualified round. All of the securities issued in conjunction with the Junior Secured Convertible Debt Offering were sold to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.

On February 28, 2011, the Company completed the placement of $1,182,844 Secured Convertible Promissory Notes and Warrants (the “Secured Convertible Debt Offering”). All of the securities issued in conjunction with the Secured Convertible Debt Offering were sold to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.

The Lenders in the Secured Convertible Debt Offering paid 90% of the principal amount for their investment, resulting in a “stepped-up” basis in their individual Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and a $.20 per share conversion rate in the Company’s common stock. The Secured Convertible Promissory Notes are secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $100,000 of original principal amount of other notes against the Company’s vault.

On February 28, 2011, the Company entered into an agreement with two stockholders to repay and modify three debt obligations owed to the two stockholders, (the "Miner Debt"). The debt obligations owed to these two stockholders were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 note payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a secured promissory note under the Secured Convertible Debt Offering. In addition, the outstanding accrued interest of $103,109 owed to these two stockholders was paid through the issuance 687,393 common shares of the Company. Under the agreement, the terms of 350,000 common stock warrants previously granted to these stockholders were modified whereby their exercise price was reduced $0.15 and their term was changed to 5 years. An additional 200,000 common stock warrants with a five year term and a $0.30 per share exercise price were also granted to these stockholders. As of March 31, 2011, there remained an outstanding a balance of $2,371 on the $250,000 12% secured convertible note, which was satisfied in full on April 21, 2011. After this final payment of $2,371 and completion of all documentation reflecting the repayment of the Miner Debt, the Miners released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.

The Company evaluated the modification of the $100,000 owed to these two stockholders into the 12% Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were included in the calculation of the loss on extinguishment of debt resulting in a total loss on the extinguishment of debt of $71,634 for the six months ended June 30, 2011.

We used $838,677 of net cash in operating activities for the six months ended June 30, 2011, compared to using $870,251 for the six months ended June 30, 2010. Cash used in operating activities during the six months ended June 30, 2011, funded a net loss of $1,728,675. This net loss was offset by non-cash charges of $200,118 for amortization and depreciation, $227,041 associated with stock options expense, $49,548 associated with warrant expense, $71,634 related to a loss on the extinguishment of debt, $129,609 related to amortization of the discount on our convertible debt and deferred financing costs and $67,528 related to common stock issued for services. Cash used in operating activities during the six months ended June 30, 2010, funded a net loss of $4,388,304. This net loss was offset by non-cash charges of $316,200 for amortization and depreciation, $68,342 associated with stock options expense, $354,054 related to amortization of discounts on our convertible debt and deferred financing costs, $387,959 of warrant expense, $1,478,707 of amortization pertaining to the beneficial conversion feature associated with the convertible notes that were converted, $318,294 loss on extinguishment of debt and $113,495 related to shares issued for services. In addition, the Company’s operating activities during the six months ended June 30, 2010, generated $52,641 from a decrease in accounts receivable.

Net cash flows used in investing activities was $4,870 for the six months ended June 30, 2011, compared to net cash flows used in investing activities of $46,134 for the six months ended June 30, 2010. During 2011, the total consisted mainly of $50,000 or restricted cash plus $4,870 paid for the purchase of property and equipment. During 2010, the total was attributed to our purchase of property and equipment and software licenses.

Net cash flow provided by financing activities was $1,072,902 for the six months ended June 30, 2011, compared to net cash provided by financing activities of $1,230,439 for the six months ended June 30, 2010. During six months ended June 30, 2011, cash provided by financing activities is primarily due to proceeds of $1,310,000 received from the sale of convertible notes. We used these proceeds to make $23,308 in capital lease payments, $231,540 in payments on notes payable and $150,000 of payments on convertible debt. During six months ended June 30, 2010, cash provided by financing activities is primarily due to proceeds of $1,214,050 received from issuance of our common stock, net of related issuance costs and $500,900 from the exercise of warrants. We used these proceeds to make $24,939 in capital lease payments, $364,572 in payments on notes payable and $95,000 of payments on convertible debt.

As of June 30, 2011, the Company had $284,630 of debt and accrued interest outstanding from the $5.5 million offering and $124,200 of debt and accrued interest outstanding from the $750,000 secured offering.

Results of Operations

For the three month periods ended June 30, 2011 and 2010

Gross sales of $481,714 for the three months ended June 30, 2011 is comprised of $137,485 in a single DigiLIBE sale and $344,229 in DigiBAK sales. This resulted in a 37% decrease in DigiBAK revenues from sales of $344,229 for the three months ended June 30, 2011 compared to $539,007 for the three months ended June 30, 2010. This decrease in DigiBAK revenues of $194,778 is almost offset by the single DigiLIBE sale of $137,485. Beginning in 2008, the Company anticipated increasing competitive pricing pressures on its DigiBAK product as a result of an ever-expanding range of alternative archiving storage services and a struggling economy. In response to these challenges, we restructured our resources, strengthened our DigiBAK VAR and customer relationships to reposition and rebrand our DigiBAK offering, initiated targeted sales efforts, took pricing actions and refined other aspects of the DigiBAK business to sustain our margins and attract new customers. Despite this decrease in DigiBAK revenue, we increased our customer count from 831 as of June 30, 2010 to 915 as of June 30, 2011 and our current customer base remains highly satisfied with our DigiBAK service offering.

During the three months ended June 30, 2011, our gross margin was negatively impacted by modifications and repairs made to our vault facilities that could not be capitalized and charged over future periods. Our DigiLIBE product extends our capability from the price competitive storage management market to the value priced information market and serves to increase our overall gross margin of our combined product offerings.

Research and development expenses for the three months ended June 30, 2011 were $131,289 compared to $262,241 for the three months ended June 30, 2010. During the second quarter of 2010, we incurred significant expenditures to finalize our in-house product development efforts, which allowed us to bring our new DigiLIBE product to market during 2010. These efforts in 2010 allowed us to improve the installation process and broadening the scalability of the product. As a result of these actions, we were able to reduce our research and development overhead and personnel resources during the three months ended June 30, 2011, thus lowering our actual expenditures when compared to the three months ended June 30, 2010.

Given the release and roll-out of our new DigiLIBE product in the first quarter of 2010, we have incurred lower sales and marketing expenses for the three months ended June 30, 2011 of $95,981 compared to $201,285 incurred during the three months ended June 30, 2010. This decrease in sales and marketing expenditure directly relates to our DigiLIBE market launch actions during 2010, which include; establishment of regional and national reseller processes and agreements, and retaining a public relations and industry trade group to create market and industry awareness through product promotion within the industry analyst community, trade publications, and target market segments.

Our general and administrative expenses were reduced 52% from $1,117,976 incurred during the three months ended June 30, 2010 compared to $540,468 for the three months ending June 30, 2011. The improvement is attributable to our conscious efforts to reduce costs, streamline administration expenses and contain executive salaries. The business restructuring undertaken midway through 2010 resulted in targeted efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO.

The decrease of $1,708,154 in interest expense between the comparative three months ended June 30, 2011 and June 30, 2010 is attributed to the conversion of convertible notes under the terms of the Incentive Offer for which we are no longer required accrue interest. The loss on extinguishment of debt results from the conversion of secured convertible notes into the Company Series A Preferred Convertible Stock Company’s incurred under the terms of the Company's Incentive Offer that closed on June 30, 2010.

For the six month periods ended June 30, 2011 and 2010

Sales for the six months ended June 30, 2011 decreased 23% to $892,743 compared to $1,164,134 for the six months ended June 30, 2010 reflecting a $271,391 decrease in revenue. This decrease in revenue is primarily a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services impacting our DigiBAK product and a struggling economy. Our DigiLIBE product broadens our product offerings into new markets with higher margins. Our actions to restructure resources, strengthen our VAR and customer relationships, reposition and rebrand our overall offerings, initiated stronger sales efforts and refined other aspects of the DigiBAK business are also intended to sustain and enhance our margins. Despite this decrease in revenue, we increased our customer count from 831 as of June 30, 2010 to 915 as of June 30, 2011 and our current customer base remains highly satisfied with our DigiBAK service offering.

Gross margin for the six months ended June 30, 2011 was $12,412 compared to a gross margin of $483,766 for the six months ended June 30, 2010. This significant decrease in margin results from a one-time charge of approximately $277,000 the Company incurred during the first quarter of 2011, along with continued modifications and repairs required of our vault facilities incurred during the second quarter of 2011 that could not be capitalized and charged over future periods. At present, we believe we will recover all or a portion of the approximate cost of these modification and repair costs under our property and casualty insurance.

Research and development expenses for the six months ended June 30, 2011 were $279,142 compared to $531,983 for the six months ended June 30, 2010. During the first quarter of 2010, we incurred significant expenditures to finalize our in-house product development efforts, which allowed us to bring our new DigiLIBE product to market during late 2010. These efforts in 2010 allowed us to improve the product by enhancing the installation process and broadening the scalability of the product. As a result of these actions, we were able to reduce our research and development overhead and personnel resources during the six months ended June 30, 2011, thus lowering our actual expenditures when compared to the six months ended June 30, 2010.

Given the release and roll-out of our new DigiLIBE product during late 2010, we have incurred lower sales and marketing expenses for the six months ended June 30, 2011 of $239,046 compared to $376,578 incurred during the six months ended June 30, 2010. This decrease in sales and marketing expenditure directly relates to our DigiLIBE market launch actions during 2010, which include; establishment of regional and national reseller processes and agreements and retaining a public relations and industry trade group to create market and industry awareness through product promotion within the industry analyst community, trade publications, and target market segments.

Our general and administrative expenses were reduced 44% from $1,615,979 incurred during the six months ended June 30, 2010 compared to $904,043 for the six months ending June 30, 2011. The improvement is attributable to our conscious efforts to reduce costs, streamline administration and contain executive salaries. The business restructuring undertaken midway through 2010 resulted in targeted efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO.

The decrease of $1,860,757 in interest expense between the comparative six months ended June 30, 2011 and June 30, 2010 is attributed to the conversion of a substantial number of convertible notes under the terms of the 2010 Incentive Offer for which we are no longer required to accrue interest. The loss on extinguishment of debt results from the conversion of secured convertible notes into the Company Series A Preferred Convertible Stock Company’s incurred under the terms of the Company's Incentive Offer that closed on June 30, 2010.

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

As of August 22, 2011, the Company had $254,658 of debt and accrued interest outstanding from the $5.5 million offering and $108,467 of debt and accrued interest outstanding from the $750,000 secured offering. This debt is presently due and payable.

Item 6.	Exhibits

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.
Date: August 22, 2011	By:	/s/ Jack B. Scheetz
Jack B. Scheetz, Interim President, CEO (Principal Executive Officer)

Date: August 22, 2011	By:	/s/ William McDonald
William McDonald, CFO (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	302 Certification of Interim CEO, Jack B. Scheetz
31.2	302 Certification of CFO, William McDonald
32.1	906 Certification
99.1	Settlement Agreement and Release dated March 8, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 23, 2010).
10.1	Form of Convertible Promissory Note and Warrant Purchase Agreement dated as of February 28, 2011
10.2	Form of Secured Convertible Promissory Note dated as of February 28, 2011
10.3	Form of Security Agreement
10.4	Form of Warrant Agreement
10.5	Form of Repayment of Miner Note Obligations and Release of Miner Security Interest Agreement
101.0	XBRL Disclosure