Form 10-K/A
Digitiliti Inc
filed 2011-09-30
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. I
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31,2010
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR IS(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number: 000-53235
DIGITILITI, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware                         26-1408538
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

266 East 7th Street, 4th Floor
St. Paul, Minnesota 55101
(Address of principal executive offices, including zip code)
(651) 925-3200
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (I) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Act. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Market Value of Non-Affiliate Holdings
State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed third quarter.

At June 30, 2010, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates was approximately $10,778.001, based on 59,887,782 shares being held by such persons and the closing price $0.18 for the Registrant's common stock on the Pink OTC Markets, Inc. (the "Pink Sheets") on June 30, 2010.

Outstanding Shares
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Class                         Outstanding at March 30, 2011
Common Stock, $.001 par value per share                     65,599,753 shares

Documents Incorporated by Reference: None

DIGITlLITl, INC.
TABLE OF CONTENTS
Item Description Page

Item	Description	Page
PART III
10	Directors, Executive Officers and Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13	Certain Relationships and Related Transactions, and Director Independence
14	Principal Accountant Fewes and Services
PART IV
15	Exhibits and Financial Statement Schedules

Signatures

Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report of Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 14, 2011 (the "Original Report") and is being filed for the purposes of providing information required by Part III, Item 10 through Item 14, which the Registrant originally intended to incorporate by reference from the Registrant's proxy statement for the 2011 Annual Meeting of Stockholders. The reference on the cover of the Original Report to the incorporation by reference of registrant's proxy statement into Part III of the Report is hereby amended to delete that reference.

Except for the information described above, the Company ("we," "our," "Digitiliti," or "us") has not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names of all of our directors and executive officers as of the date of this report. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation
Jack B. Scheetz	Interim President, CEO Director	6/11 6/11
William McDonald	CFO	04/08
Kedar R. Belhe	Director	5/09
David F. Dalvey	Director	7/11
Kent O. Lillemoe	Director	8/11

Background and Business Experience Jack B. Scheetz, Interim President and CEO. Mr. Scheetz is 64 years of age. Effective June 2011, Mr. Scheetz was appointed as the interim President and Chief Executive Officer of the Company and as a member of the Board of Directors on June 29, 2011. Mr. Scheetz previously was the Principal and President of JS Consulting Group, a business transformation consulting company, from December 1994 through June 2011. From January 2004 until January 2007, he served as the Corporate Vice President of Information Technology and Human Resources for Pemstar, Inc. (Nasdaq: PMTR), a precision electronics contract manufacturing company. Pemstar was acquired by Benchmark Electronics (NYSE: BHE) in January 2007. From May 1978 to November 1994, he served as Engagement Manager with IBM Consulting Group, a part of International Business Machines Corporation (NYSE: IBM), a computer and intellectual property company, where he handled management and technical assignments in finance, pricing, business planning, product development, marketing and strategic planning. Mr. Scheetz received a Masters Degree in Business Administration from the University of Minnesota and a BA Degree in Accounting and Business Administration from the Winona State University.

William McDonald, CFO. Mr. McDonald is 47 years old. Mr. McDonald joined Storage in July of 2007. He has over 20 years experience in the public accounting and finance arena. He worked in public accounting for 11 years before assuming the CFO position for Kath Fuel Oil Co. (with over $225 million in annual sales). He holds a CPA certificate (currently inactive status), as well as a J.D. from William Mitchell College of Law. He is a licensed attorney in the State of Minnesota. Prior to joining Digitiliti, Mr. McDonald was Vice President of Commercial Lending at North Star Bank for three years. He graduated from Augsburg College with a B.A. in Accounting and Finance.

Kedar R. Belhe. Kedar Belhe joined our Board of Directors in May 2009. Mr. Belhe was also appointed to our Compensation Committee. Mr. Belhe was Senior Director of Business Development at St. Jude Medical, AF Division, from 2004 to 2007 and again at the CV Division from 2007 to 2008. St. Jude Medical is a $5 billion global medical device company with over 20 operations and manufacturing facilities worldwide. At the CV Division, Mr. Belhe was responsible for mergers and acquisitions and technology licensing transactions. The division completed $260M of acquisitions in 2008. At the AF Division, he was responsible for technology strategy planning of the newly created division. He led several initiatives of technology integration within the acquired businesses, as well as technology partnerships with major external companies. Mr. Belhe was Senior Director of Technology Development at St. Jude’s Daig Division from 1999 to 2004. Mr. Belhe is currently founder and President of Metamodix, a medical devise startup company focused on metabolic disorders. He has strong functional expertise in technical, financial and strategic assessment of high-technology value opportunities. He earned a Bachelor of Science degree in Chemical Engineering from the University of Bombay, India and a PhD in Chemical Engineering from Washington University in St. Louis. He also earned a Master of Business Administration from Washington University in St. Louis. Mr. Belhe is 48 years old.

David F. Dalvey. Mr. Dalvey was elected as a director to the Board of Directors on July 1, 2011. Mr. Dalvey has over 30 years of corporate board experience, with over twelve of those years attributed to public, SEC regulated companies. Mr. Dalvey has significant expereince as a board director/advisor to several publically-traded companies including Navarre Corporation (Nasdaq: NAVR), NatureVision (Nasdaq: NRVN), August Technology (Nasdaq: AUGT), Health Fitness Corporation (Nasdaq: HFIT) and currently serves as an independent Director and Audit Committee member of The Blue Rock Market Neutral Fund LP, an SEC registered hedge fund. Mr. Dalvey also served as a director to several private businesses including Definity Health Inc., AppTec Laboratory Services Inc., chf Solutions Inc., Gentra Systems Inc. and Agiliti, Inc. Mr. Dalvey’s director qualifications include his experience advising and building growth businesses and investment portfolios, his understanding of corporate finance, merger, acquisition and divestiture transactions, and his experience with and understanding of capital markets and the management of liquidity transactions for portfolio company investments. Mr. Dalvey has significant investment banking and equity investment experience with two venture capital firms, two national investment banks and two national commercial banking institutions working primarily with growth oriented technology businesses. He is 53 years of age.

Kent E. Lillemoe. Mr. Lillemoe was appointed to our board on August 24, 2011, by the unanimous vote of our board to fill a vacancy. Mr. Lillemoe has extensive senior level executive experience serving as Chief Financial Officer of MinuteClinic, Inc., a “retail healthcare” company integrating affordable healthcare solutions into consumer lifestyles from January 2006 through April 2009, serving as Chief Financial Officer and Corporate Secretary of Envoy Medical Corporation, a start-up medical technology company focused on developing a fully-implantable device for the hearing impaired from January 2003 through November 2005, and serving as Founder, Director and Chief Operating Officer of Avanti Optics Corporation, a start-up technology company focused on developing high-speed processes and equipment for manufacturing optical components from June 2000 through January 2003. Mr. Lillemoe currently serves on numerous corporate boards of directors, including Exos Medical

Corporation, Mobi, LLC and Fargo Electronics. Mr. Lillemoe also serves as an Advisor to the Board of Directors for Vast Enterprises and Finnegans, Inc. Mr. Lillemoe holds an Executive Masters of Business Administration from Stanford University and a Masters of Business Administration in Finance from the University of Minnesota. Mr. Lillemoe graduated from the University of South Dakota with a Bachelors of Science degree in accounting and has a Certificate of Public Accountant (inactive status). Mr. Lillemoe is 52 years of age.

Significant Employees

Rob Beyer, Vice President of Sales and Service. Rob Beyer’s experience includes developing a sales and support infrastructure for multi-million dollar companies located throughout the United States and world-wide. In his role as VP of Sales and Service, Mr. Beyer is responsible for creating and implementing the company's worldwide sales vision and strategy, including advancing channel and value-added reseller (VAR) relationships. Prior to Digitiliti, Mr. Beyer was executive vice president of sales and services at Datalink, overseeing sales, customer support, and professional services operations in 21 locations across the United States. He played an integral part in transforming the company from a storage vendor to a provider of unified data center storage, server and networking solutions. He more than doubled annual sales to $300 million and boosted the company's active customer base to 2,500.
Prior to his work at Datalink, Mr. Beyer served as group vice president of global services at Computer Network Technologies (CNT), retaining that title when CNT was acquired by storage switch-maker McData. At CNT and McData, he grew services offerings from a 25-person "break/fix" maintenance operation to a comprehensive services team of over 400 people. In the process, he increased the group's annual revenues from $20 million to more than $140 million. Mr. Beyer has also held executive-level positions in sales and professional services at Teradata and NCR.

Rodd Johnson, Product Development. Mr. Johnson’s experience includes architecting and implementing a world-wide identity intelligence system for AT&T, architecting a super-computer based filtration modeling application for Donalson Corporation and developing custom identity databases for a number of countries. Mr. Johnson has a wide-ranging career spanning the insurance, health care, multi-national technology production, manufacturing, government, security, credit card and factory automation arenas. He earned a double major in Computer Science and Business Administration from Mankato State University. Mr. Johnson is 45 years old.

Family Relationships

There are no family relationships between our directors and executive officers.

Directorships Held in Other Reporting Companies

Mr. Dalvey serves on the Board of Directors for Navarre Corporation, Heallth Fitness Corproation and The Blue Rock Market Neutral Fund, LP an SEC registered hedge fund and several private businesses including Definity Health Inc., AppTec Laboratory Services Inc., chf Solutions Inc., Gentra Systems Inc. and Agiliti, Inc.. Mr. Lillemoe serves on the Board of Directors including Exos Medical Corporation, Mobi, LLC and Fargo Electronics.
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

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (i) above, or to be associated with persons engaged in any such activity;

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

See the heading “Transactions with Related Persons” below of Part III, Item 13.

Compliance with Section 16(a) of the Exchange Act

Our shares of common stock are registered under the Exchange Act, and therefore the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a), which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the year ended December 31, 2010, a Form 4 pertaining to Benno G. Sand with a September 9, 2010 due date was inadvertently untimely filed on October 14, 2010.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers on or about April 14, 2009. Our Code of Ethics was filed as Exhibit 14 to our 10-K Annual Report for the year ended December 31, 2008, in Part IV, Item 15.

Corporate Governance

Our Board of Directors held six regularly scheduled meetings and two special meetings during 2010, and acted by unanimous written consent in lieu of a meeting eight times, as permitted by the applicable state law, during 2010. During 2010, all directors attended 75% or more of the meetings of the Board of Directors and committees to which they were assigned. During 2010, our Governance and Nominating Committee and Compensation Committee each held four meetings, while our Audit Committee held five meetings. The Governance and Nominating Committee, Compensation Committee and Audit Committee each have a written charter that has been approved by the board.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee and our Charter outlining our procedures is filed was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. As of December 31, 2010, the members of the Nominating Committee were: Karen G. Larson, Chairwoman; Rick M. Rickenbach and Benno G. Sand. With the resignation of Messrs. Gilles-Larson and Rickenbach in July 2011 and Messr. Sand in August 2011, the current members of the Nominating Committee are: Kent O. Lillemoe, Kedar R. Belhe and David F. Dalvey, who serves as Chair.

The committee was established for the purpose of overseeing the identification, evaluation, and nomination of Board members for election. The committee also has the responsibility for evaluating the performance of the Board and Board committees. The committee oversees all matters of corporate governance. Currently, the committee submits nominations for election to fill vacancies on the Board to the entire Board of Director for its consideration. A copy of the Corporate Governance and Nomination Committee charter is available on our website at www.digitiliti.com.

Our goal is to assemble a Board of Directors that brings together a diverse variety of perspectives and skills derived from high quality business and professional experience. In evaluating potential directors, the committee considers the following factors:

•	the appropriate size of our Board of Directors;

•	our needs with respect to the particular talents and experience of our directors;

•
the knowledge, skills and experience of nominees, including experience in desirable vertical markets such as financial, legal, medical or education or public companies, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board of Directors;

•	educational and practical experience;

•	familiarity with the information technology industry; and

•	the desire to balance the benefit of continuity with the periodic injection of a fresh perspective that can be provided by new Board members.

We will disclose any change to our procedures in our corporate governance and the recommending of nominees to our Board of Directors with an 8-K Current Report.

Audit Committee

We have also established an Audit Committee and our Charter outlining our procedures was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. As of December 31, 2010, the members of the Audit Committee were: Benno Sand, Chairman; and Karen Gilles-Larson and Kedar Belhe. With the resignations of Messrs. Gilles-Larson in July 2011 and Sand in August 2011, the current members of the Nominating Committee are: David F. Dalvey, Kedar R. Belhe and Kent O. Lillemoe, who serves as Chair. Although not required to have an independent financial expert on our Audit Committee by reason of being a smaller reporting company, we believe that Mr. Lillemoe and Mr. Dalvey both qualify as “audit committee financial experts,” based upon their prior experience and education, which is outlined in their respected resumes in this Part III, Item 10, above. We believe that David F. Dalvey is not "independent" as defined in the Company's Audit Committee Charter, which is outlined in an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008.

We will disclose any change to our procedures in recommending nominees to our Audit Committee with an 8-K Current Report.

Compensation Committee

We also established a Compensation Committee and our Charter outlining our procedures was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. As of December 31, 2010, the members of the Compensation Committee were: Rick Rickenbach, Benno Sand and Kedar Belhe, who served as Chairman. With the resignations of Messrs. Rickenbach in July 2011 and Messr. Sand in August 2011, the current members of the Compensation Committee are: David F. Dalvey, Kent O. Lillemoe and Kedar R. Belhe, who serves as Chair.

We will disclose any change to our procedures in recommending nominees to our Compensation Committee with an 8-K Current Report.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods and in the capacities indicated:
Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqual-ified Deferred Compen-sation ($) (h)	All Other Compen-sation ($) (i)	Total Earnings ($) (j)
Roy A. Bauer, Former President/CEO	12/31/10 12/31/09	$131,250(2) $175,000(4)	$0 $10,000(6)	$0 $0	$164,998(3) $240,053(5)	$0 $40,000(6)	$0 $0	$0 $0	$296,248 $465,053
Ehssan Taghizadeh, Former CEO/President	12/31/10	$44,708(7)	$0	$0	125,804(8)	$0	$0	$0	$170,512
William McDonald, CFO	12/31/10 12/31/09	$103,053 $84,977	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $12,879 (9)	$103,053 $97,856

(1)	The value of the stock options and warrants are calculated in accordance with FASB ASC Topic 718.

(2)	Up through Mr. Bauer's resignation as President and CEO of the Company on September 30, 2010, Mr. Bauer was paid $131,250 of his $175,000 annual salary.

(3)
On October 14, 2010, citing Mr. Bauer's exceptional service to the Company under extremely difficult circumstances, Mr. Bauer was granted 500,000 warrants to purchase the Company's common stock at $0.22 per share (valued at $109,998) and 250,000 warrants to purchase the Company's common stock at $0.35 per share (valued at $55,000).

(4)	Under the terms of his employment agreement, Mr. Bauer was paid an annual salary of $175,000.

(5)
On February 6, 2009, Mr. Bauer was granted a ten-year option (valued at $25,836) to purchase 225,000 shares of our common stock, exercisable at $0.385 per share, and vests over a period of three years based on his continued service as a director. Under the terms of his employment agreement, Mr. Bauer was granted a signing bonus of a ten-year warrant (valued at $82,432) to purchase 500,000 shares of our common stock at $0.20 per share (which was above the market value of our stock at the time of grant), vested in full. In addition, if Mr. Bauer achieved various performance goals by certain dates in 2010, Mr. Bauer would be granted three additional warrants to purchase: 250,000 shares at $0.35 per share (valued at $44,313) that were met by Mr. Bauer's performance, 250,000 shares at $0.50 per share (valued at $43,736) that were not met by Mr. Bauer's performance and 250,000 shares at $.50 per share (valued at $43,736) that were not met by Mr. Bauer's performance. Two of the warrant incentives were not granted due to the performance goals not being achieved by the deadline, but one warrant incentive is still outstanding.

(6)	Under the terms of his employment agreement, Mr. Bauer was granted a one time performance bonus of

$50,000, earned if Mr. Bauer was Chief Executive Officer of Digitiliti on December 31, 2009. A portion of the bonus, $10,000, was paid to Mr. Bauer in 2010 pursuant to his request. However, we are still obligated to pay Mr. Bauer the remaining $40,000.

(7)	Under the terms of Mr. Taghizadeh's employment agreement. Mr. Taghizadeh was paid an annual salary of $185,000.

(8)
Under the terms of Mr. Taghizadeh's employment agreement., Mr. Taghizadeh's was granted options on October 14, 2010 to purchase 600,000 shares of the Company's common stock that have a five-year life and a $.22 per share exercise price (valued at $125,804). Also, Mr. Taghizadeh will have the option on December 31, 2011, provided Mr. Taghizadeh is still employed by the Company on that date, to purchase 600,000 shares of the Company' common stock reflecting a five-year term and an exercise price equal to the fair market value on the date of grant.

(9)
During 2009, we paid McDonald Professional Services $12,879. McDonald Professional Services is owned by William McDonald, and the amount paid represents fees paid for professional services rendered during those years.

Outstanding Equity Awards

Outstanding Equity Awards Table At Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roy A. Bauer	142,397 (vested)	82,603		$0.385	2/6/2015
Ehssan Taghizadeh	200,000 (vested)	400,000		$0.21	10/4/2015
William M. McDonald	285,342(vested)	14,658		$0.35	4/13/2013

Compensation of Directors during 2010

Director Compensation

All Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
All Directors	None	None	None	None	None	None	None
Roy A. Bauer			$164,998(1)				$164,998
Kedar R. Behle		$10,000(2)	$1,097(2)				$11,097
Karen G. Larson		$10,000(3)	$1,097(3)				$11,097
Rick M. Rickenbach		$10,000(4)	$1,097(4)				$11,097
Benno G. Sand		$10,000(5)	$1,097(5)				$11,097

(1)
On October 14, 2010, citing Mr. Bauer's exceptional service to the Company under extremely difficult circumstances, Mr. Bauer was granted 500,000 warrants to purchase the Company's common stock at $.22 per share (valued at $109,998) and 250,000 warrants to purchase the Company's common stock at $0.35 per share (valued at $55,000).

(2)
On October 14, 2010, Mr. Belhe was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. On November 12, 2010, Mr. Belhe was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

(3)
On October 14, 2010, Ms. Gilles Larson was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. These options were forfeited on July 1, 2011, the date of Ms. Gilles larson's resignation. On November 12, 2010, Ms. Larson was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

(4)
On October 14, 2010, Mr. Rick Rickenbach was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. These options were forfeited on July 22, 2011, the date of Mr. Rickenbach's resignation. On November 12,2010,.Mr. Rickenbach was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

(5)
On October 14, 2010, Mr. Sand was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. These options were forfeited on August 24, 2011, the date of Mr. Sand's resignation. On November 12, 2010, Mr. Sand was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of management, no person owns more than five percent (5%) of our common stock as of the date of this Annual Report, respectively based upon 67,942,250 shares being outstanding as of September 28, 2011.

Security Ownership of Management

The following table sets forth the share holdings of management based upon 67,942,250 shares being outstanding as of September 28, 2011:

Ownership of Officers and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock
Common Stock	Roy A. Bauer **	2,032,760(2)	2.99%
Common Stock	Karen Gilles Larson **	185,106(3)	*
Common Stock	Kedar R. Belhe	1,598,452(4)	2.3%
Series A Convertible Preferred Stock	Kedar R. Belhe	28,367(4)	*
Common Stock	Benno G. Sand **	177,208(5)	*
Common Stock	Rick M. Rickenbach **	177,208(6)	*
Common Stock	Ehssan Taghizadeh **	200,000 (7)	*
Common Stock	William McDonald	470,976(8)	*
Common Stock	David F. Dalvey	0(9)	*
Common Stock	Kent O. Lillemoe	0(10)	*
All Directors and Officers as a group		4,870,077(11)	7.16%

* Less than 1%
** Former Director or Officer

(1) Excludes shares of our common stock underlying outstanding convertible securities, but includes all shares that can be acquired by any of the foregoing within 60 days; assumes that all Storage stockholders have exchanged their respective shares under the Storage Merger and that there are currently 67,942,250 outstanding shares of our common stock, plus the 2,126,242 shares underlying the management stock option grants in their ownership and in the total number of outstanding shares for these computations. That outstanding figure is the sum of 67,942,250 and the respective vested portions of each member of management’s vested options in the above referenced computations. For information about shares of our common stock underlying outstanding convertible securities, see our consolidated financial statements and related notes that are filed as a part of Annual Report, in Part II, Item 8, and the table under the heading “Director Compensation,” in this Item above. This computation includes the shares underlying these grants and those to William McDonald, our CFO, in the amount of 421,272 shares.

(2) These computations include the 750,000 warrants reflecting a five-year life and 741,100 of common stock issued for services rendered by Mr. Bauer up through September 30, 2010. In addition, Mr. Bauer has purchased 541,660 shares of the Company's common stock.

(3) These computations include the vested portion (185,106 shares) underlying the 2,126,242 $0.385 five year employee stock options granted to members of management, in Ms. Larson’s holdings and in the outstanding shares utilized for computation of his holdings.

(4) These computations include the vested portion (185,106 shares) underlying the 2,126,242 $0.385 five year employee stock options granted to members of management, in Mr. Belhe’s holdings and in the outstanding shares utilized for computation of his holdings. In addition, this total reflects 325,000 five-year warrants to purchase the Company's common stock, as well as 1,088,346 shares of common stock owned by Mr. Belhe. And, Mr. Belhe owns 28,367 shares of the Company's Series A Convertible Preferred Stock received upon the conversion of a $50,000 secured convertible note in June 2010.

(5)_These computations include the vested portion (177,208 shares) underlying the 2,126,242$0.385 five year employee stock options granted to members of management, in Mr. Sand's holdings and in the outstanding shares utilized for computation of his holdings.

(6) These computations include the vested portion (177,208 shares) underlying the 2,126,242 $0.385 five year employee stock options granted to members of management, in Mr. Rickenbach's holdings and in the outstanding shares utilized for computation of his holdings.

(7) These computations include the vested portion of 200,000 shares underlying the 2,126,242 $0.385 five year employee stock options granted to members of management, in Mr. Taghizadeh's holdings and in the outstanding shares utilized for computation of his holdings.

(8) These computations include the vested portion of 406,581 shares underlying the 2,126,242 $0.385 five year employee stock options granted to members of management, in Mr. McDonald's holdings and in the outstanding shares utilized for computation of his holdings. In addition, this total reflects 64,395 shares of common stock issued to repay $12,879 owed by the Company to Mr. McDonald.

(9)
This computation reflects the unvested portion of 225,000 shares underlying the 2,126,242 $0.09 five year employee stock options granted to members of management, in Mr. Dalvey's holdings and in outstanding shares utilized for computation of his holdings.

(10) This computations reflects the unvested portion of 225,000 shares underlying the 2,126,242$0.09 five year employee stock options granted to members of management, in Mr. Lillemoe's holdings and in outstanding shares utilized for computation of his holdings.

(11) The total percentage of the six management members includes the vested portion of 1,331,209 shares underlying the 2,126,242 five year employee stock options granted to members of management, in total holdings and in the outstanding shares utilized for computation of these seven persons holdings.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no material transactions or series of similar transactions during the years ended December 31, 2010, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except:

Management and Founders Share Issuances

The following shares have been issued to our management and founders:

Name	No. of Shares	Consideration
Roy A. Bauer	741,100	$148,220

Management and Founders Agreements

Jonathan S. Miner and Pamela J. Miner

In January 2006, we issued a $50,000 On Demand Promissory Note to Pamela J. Miner. The note had an 10% per annum interest rate and a maturity date that was callable on demand by Mrs. Miner. This promissory note accrued interest until it was paid by us on February 28, 2011.

We issued a $250,000 On Demand Promissory Note to a Jonathon S. Miner dated December 15, 2005. The note mirrors a promissory note between the Mr. Miner and his bank, which matured on December 15, 2009 and had an interest rate 0.5% above the bank’s index rate (6.00% at December 31, 2009 and 2008). In December 2010, the note was renewed to January 31, 2011. The balance of the note was $231,540 and $231,540 at December 31, 2010 and 2009. Interest expense was $13,357 and $15,218 for 2010 and 2009, respectively.

Effective December 5, 2008, our Board of Directors approved the issuance of a convertible note to Board members, Jonathan S. Miner and Pamela J. Miner (the "Miners"), for their advance to us of the sum of $175,000 and their agreement to advance up to an additional $75,000 (which additional sum had been advanced to us), all to be utilized in the development of our DigiLIBE software storage product.  We also executed a Security Agreement with them whereby we granted to them as collateral and security a lien for the payment of the convertible note and additional indebtedness of theirs or indebtedness they had guaranteed in the past on our behalf in the further aggregate amount of $500,000, for a total secured amount of $750,000. See Note 6 of our consolidated financial statements in Part II, Item 8.

On February 28, 2011, we completed the placement of $1,182,844 Secured Convertible Promissory Note and Warrants (the “Secured Convertible Debt Offering”). All of the securities issued in conjunction with the Secured Convertible Debt Offering were made to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.

The Secured Convertible Debt Offering was conducted in order to implement a previously approved repayment of debt obligations owed to the Miners, as well as provide additional working capital for the Company. The debt obligations owed to the Miners by the Company ( the “Miner Debt”) was secured by a first lien on the Company's assets and consisted of the following: a $250,000 12% secured convertible note ($.20 per share conversion rate). This convertible note contained a maturity date of October 16, 2009 and had been classified as past due in all public filings; a $50,000 10% On-Demand Promissory Note that had been classified in the current maturity portion of related party debt in all public filings; and a $231,540 6% On-Demand Promissory Note that had been classified in the current maturity portion of related party debt in all public filings. Contemporaneously with the closing of the Secured Convertible Debt Offering, the Company and the Miners executed a Repayment of Note Obligations and Release of Security Interest Agreement that provided for the repayment of $431,540 of principal of the Miner Debt with the remaining principal balance owed of $100,000 being rolled into a secured promissory note under the

Secured Convertible Debt Offering. Correspondingly, all outstanding accrued interest owed on the Miner Debt was paid to the Miners in the form of the Company's common stock based on a rate of $.15 per share, along with a modification in terms on 350,000 common stock purchase warrants previously issued to the Miners and the issuance of an additional 200,000 warrants reflecting a five year term and a $.30 per share exercise price. After completion of all documentation reflecting the repayment of the Miner Debt, the Miners released their first lien in the Company's assets in preference to those Lenders associated with the Secured Convertible Debt Offering.

Other Management and Founder Transactions

None.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Though we are not required to have any independent directors as a smaller reporting company not listed on any exchange, using the following definition of NASDAQ, which is summarized below and which is adopted in our Audit Committee Charter that was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008, all of our directors may be deemed to be independent, except Kedar R. Behle and David F. Dalvey (see references below):

“Independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent

(A) a director who is, or during the past three years was, employed by the company or by any parent or subsidiary of the company (or any of its affiliates) for the current year or any of the past three years (applies to none);

(B) a director who accepts or who has a family member who accepts any compensation payments from the company or any of its affiliates in excess of $60,000 during the current fiscal year or any of the past three fiscal years, other than compensation for board service, payments arising solely from investments in the company’s securities, compensation paid to a family member who is an employee of the company or a parent or subsidiary of the company (but not if such person is an executive officer of the company or any parent or subsidiary of the company), benefits under a tax-qualified retirement plan, or non-discretionary compensation (provided, however, that audit committee members are subject to heightened requirements under Rule 4350(d)) of NASDAQ (may apply to Kedar R. Behle);

(C) a director who is a member of the immediate family member of an individual who is, or has been in any of or during the past three years was employed by the company or by any of its affiliates as an executive officer (applies to none);

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

(E) a director of the company who is employed as an executive officer of another entity where any of the company’s] executive[s] officer[s] of the company serve on that entity’s compensation committee of such other entity, or if such relationship existed during the past three years (applies to none); or

(F) a director who is or was a partner or employee of the company’s outside auditor, and worked on the company’s audit, during the past three years (applies to none).

ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$136,500	$159,460
Audit-related Fees	$0	$0
Tax Fees	$2,375	$7,500
All Other Fees	$—	$6,500
Total Fees	$138,875	$173,460

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have adopted an Audit Committee Charter. We do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant. See our 8-K Current Report dated December 16, 2008 for more information regarding our Audit Committee and Charter.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(3)	Exhibits

Exhibit Number	Description

31.1	Certification by Jack B. Scheetz, Interim President, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by William McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32	Certification by Jack B. Scheetz, Interim President and Chief Executive Officer and William McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITILITI, INC.
	By:	/s/ Jack B. Scheetz
Date: __________ __, 2011		Jack B. Scheetz
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack B. Scheetz	Interim President and Chief Executive Officer and Director (Principal Executive Officer)	____________ __, 2011
(Jack B. Scheetz)

/s/ William McDonald	Chief Financial Officer (Principal Accounting Officer)	____________ __, 2011
(William McDonald)

/s/ David F. Dalvey	Director	_____________ __, 2011
(David F. Dalvey)

/s/ Kent O. Lillemoe	Director	____________ __, 2011
(Kent O. Lillemoe)

/s/ Kedar R. Behle	Director	____________ __, 2011
(Kedar R. Behle)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Jack B. Scheetz, Interim President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by William McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)