Form 10-K/A
Digitiliti Inc
filed 2011-10-04
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Class                         Outstanding at March 30, 2011
Common Stock, $.001 par value per share                     65,599,753 shares

Documents Incorporated by Reference: None

DIGITlLITl, INC.
TABLE OF CONTENTS
Item Description Page

Item	Description	Page
	PART III
10	Directors, Executive Officers and Corporate Governance	3
11	Executive Compensation	8
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
13	Certain Relationships and Related Transactions, and Director Independence	14
14	Principal Accountant Fewes and Services	15
	PART IV
15	Exhibits and Financial Statement Schedules	16

	Signatures	17

Exhibit 3.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company's Annual Report of Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 14, 2011, as amended September 30, 2011 (the "Report"). This Amendment is being filed to refile the Amendment No. 1 with a dated signature page and to include Exhibit 3.3, the Certificate of Amendment of Certificate of Incorporation of Digitiliti, Inc. that was originally filed as an exhibit to the Company's Quarterly Report Form 10-Q for the period ending September 30, 2010 filed on November 15, 2010.

Except for the information described above, the Company ("we," "our," "Digitiliti," or "us") has not modified or updated disclosures presented in the Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Report was filed.

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
3.3
Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 18, 2008 (incorporated by reference to Exhibit 3.5 to the registrant's form 10-K filed with the Commission on May 1, 2009)

31.1	Certification by Jack B. Scheetz, Interim President, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification by William McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification by Jack B. Scheetz, Interim President and Chief Executive Officer and William McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITILITI, INC.
	By:	/s/ Jack B. Scheetz
Date: October 4, 2011		Jack B. Scheetz
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack B. Scheetz	Interim President and Chief Executive Officer and Director (Principal Executive Officer)	Oxtober 4, 2011
(Jack B. Scheetz)

/s/ William McDonald	Chief Financial Officer (Principal Accounting Officer)	Oxtober 4, 2011
(William McDonald)

/s/ David F. Dalvey	Director	Oxtober 4, 2011
(David F. Dalvey)

/s/ Kent O. Lillemoe	Director	Oxtober 4, 2011
(Kent O. Lillemoe)

/s/ Kedar R. Behle	Director	Oxtober 4, 2011
(Kedar R. Behle)

EXHIBIT INDEX

Exhibit
Number	Description
3.3
Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on May 18, 2008 (incorporated by reference to Exhibit 3.5 to the registrant's form 10-K filed with the Commission on May 1, 2009)

31.1	Certification by Jack B. Scheetz, Interim President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) *

31.2	Certification by William McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)
32.1	Certification by Jack B. Scheetz, Interim President and Chief Executive Officer, and William M. McDonald, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)