Form 10-Q
period 2011-09-30
Digitiliti Inc
filed 2011-11-15
CIK 1411658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ +No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 15, 2011, the Registrant had 69,376,179 shares of common stock issued and outstanding at $.001 per share par value.

DIGITILITI, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$209,723	$27,557
Accounts receivable	541,941	333,687
Prepaid and other current assets	167,979	247,970
Total current assets	919,643	609,214
Property and equipment, net	68,570	158,105
Software license, net	236,187	436,608
Deferred financing costs	259,402	4,466
Other assets	6,322	6,322
Total assets	$1,490,124	$1,214,715
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$510,358	$692,923
Accrued expenses	670,674	554,978
Deferred income	9,989	9,989
Notes payable	50,000	231,540
Note payable to related party	66,000	—
Current maturities of convertible debt, net of unamortized discounts of $18,936 and $7,059	471,064	782,941
Current maturities of capital lease obligations	—	23,308
Total current liabilities	1,778,085	2,295,679
Convertible debt, non-current, net of unamortized discounts of $489,612 and $0	1,861,516	250,000
Other liabilities	3,607	3,607
Total liabilities	3,643,208	2,549,286
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized for Series A, 668,720 and 724,187 shares issued and outstanding	669	724
Series B Convertible Preferred Stock, $1.00 par value; 2,000,000 shares authorized for Series B, 420,000 shares issued and outstanding	420,000	420,000
Common stock, $.001 par value; 125,000,000 shares authorized, 69,376,179 and 65,699,753 shares issued and outstanding	69,376	65,700
Additional paid-in capital	25,880,222	24,409,477
Accumulated deficit	(28,523,351)	(26,230,472)
Total stockholders' deficit	(2,153,084)	(1,334,571)
Total liabilities and stockholders' deficit	$1,490,124	$1,214,715
See accompanying notes to unaudited consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUES	$498,917	$555,386	$1,391,660	$1,719,520
COST OF REVENUES	347,205	418,141	1,227,536	1,098,509
GROSS PROFIT	151,712	137,245	164,124	621,011
OPERATING EXPENSES
Selling and marketing	52,962	239,490	292,008	616,068
General and administrative	307,042	362,733	1,211,085	1,978,671
Research and development	155,003	242,736	434,145	774,719
Total Operating Expenses	515,007	844,959	1,937,238	3,369,458
LOSS FROM OPERATIONS	(363,295)	(707,714)	(1,773,114)	(2,748,447)
OTHER INCOME AND EXPENSES
Gain/Loss on extinguishment of debt	—	2,866	(71,634)	(315,428)
Interest expense	(200,909)	(90,790)	(448,131)	(2,198,769)
Total other expenses	(200,909)	(87,924)	(519,765)	(2,514,197)
NET LOSS	$(564,204)	$(795,638)	$(2,292,879)	$(5,262,644)
NET LOSS PER SHARE — BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	69,023,327	64,433,023	67,541,576	50,631,136
See accompanying notes to unaudited consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(2,292,879)	$(5,262,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	95,398	252,497
Amortization of software license	200,421	222,619
Beneficial conversion feature on converted notes	—	1,522,950
Amortization of deferred financing costs	66,096	39,050
Amortization of debt discounts	189,011	324,173
Loss on extinguishment of debt	71,634	315,428
Warrant expense	49,548	387,067
Common shares issued for services	78,929	152,340
Employee stock option expense	253,696	214,742
Changes in operating assets and liabilities:
Accounts receivable	(208,254)	45,685
Prepaid and other current assets	79,991	78,805
Other assets	—	1,000
Accounts payable	(150,089)	139,590
Accounts payable — related parties	—	(7,861)
Accrued expenses	195,937	203,060
Deferred income	—	14,486
Deferred rent	(764)	(7,188)
Net cash used in operating activities	(1,371,325)	(1,364,201)
INVESTING ACTIVITIES
Purchase of property and equipment	(5,863)	(47,794)
Purchase of software license	—	(19,282)
Net cash used in investing activities	(5,863)	(67,076)
FINANCING ACTIVITIES
Proceeds from notes payable	50,000	—
Cash paid for debt issuance costs	(49,797)	—
Proceeds from sale of common stock, net of issuance costs	63,000	1,199,050
Proceeds from issuance of Series B convertible preferred stock	—	300,000
Proceeds from exercise of warrants	—	509,900
Payments on capital lease obligations	(23,308)	(35,537)
Proceeds from notes payable — related parties	66,000	—
Proceeds from convertible debt	1,910,000	—
Payments on notes payable	(231,540)	(364,572)
Payments on convertible debt	(225,001)	(95,000)
Net cash provided by financing activities	$1,559,354	$1,513,841

NET INCREASE IN CASH	182,166	82,564
Cash at beginning of year	27,557	141,086
Cash at end of year	$209,723	$223,650
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$63,290	$75,094
Cash paid for income taxes	—	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Convertible debt issued for debt issuance costs	64,000	—
Warrants issued for debt issuance costs	207,235	—
Accrued interest converted to convertible debt	8,844	—
Debt discount due to warrants issued with debt	427,580	—
Common stock issued for the conversion of convertible debt	75,000	—
Debt discount due to beneficial conversion feature	144,635	—
Common stock issued for the conversion of Series A preferred stock	277	—
Common stock issued for debt and accrued interest	103,109	3,265,973
Preferred stock issued for accrued interest	—	724,187
Common stock issued for liabilities	—	12,879
Notes payable issued for maintenance fees	—	56,634
Accrued interest converted to debt principal	—	21,107

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

2. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $2,292,879 for the nine months ended September 30, 2011 and had a working capital deficit of $858,442 as of September 30, 2011. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

3. Notes Payable

During the nine months ended September 30, 2011, the Company borrowed $50,000 from a third party. This note is unsecured, bears interest at 12% per annum and matures on October 8, 2011. In connection with the loan, the lender received warrants to purchase an aggregate of 25,000 common shares at an exercise price of $0.20 per share. The warrants vested immediately and have a term of five years. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $1,923 and was recorded as a discount to the note. The entire discount was amortized to interest expense during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company borrowed an aggregate of $50,000 from a member of the Company's Board of Directors. The notes are secured against the Company's accounts receivable and bear interest at 12% per annum. The first note amounting to $25,000 matured on July 29, 2011 and is currently past due. The remaining note for $25,000 matured on September 1, 2011 and is currently past due.

During the nine months ended September 30, 2011, the Company borrowed $16,000 from a member of the Company's Board of Directors. The note is secured against the Company's accounts receivable, bears interest at 12% per annum and matured on June 25, 2011. This note is currently past due.

During the nine months ended September 30, 2011, the Company repaid a previously issued note payable of $231,540.

4. Convertible Debt

In June 2011, the Company initiated a Junior Secured Convertible Debt Offering that provides for the sale of up to an aggregate principal amount of $1,500,000 Junior Secured Convertible Promissory Notes (the “Junior Notes”) and Warrants. The investors in this Junior Secured Convertible Debt Offering receive five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company. The Junior Notes also contain a contingent conversion option wherein, at the option of 60% of the investors and twelve months following the closing of the first tranche, all or a portion of the principal amount and accrued interest may be converted into common shares at an exercise price of $0.06 per share but only if at least $1,000,000 in aggregate principal amount of the Junior Secured Convertible Debt Offering has been raised. However, the Junior Notes automatically convert into common shares upon a subsequent equity funding round of at least $3 million of new equity capital ("Qualified Round") at a per share price equal to the per share price of the qualified round.

On June 28, 2011, the Company closed on the first $500,000 tranche of the Junior Secured Convertible Debt Offering. In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the investors received warrants to purchase an aggregate of 833,333 common shares. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $52,239, which was recorded as a debt discount. The warrant discount is being amortized over the life of the notes using the effective interest method. The amortization expense recorded on the discount for the nine months ended September 30, 2011 totaled $5,911.

In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the Company paid consultants fees totaling $103,750 consisting of $25,000 paid in cash and the issuance of 1,125,000 warrants valued at $78,750 using the Black-Scholes pricing option model. The warrants vested immediately, have a five-year life and an exercise price of $.06 per share. The total consulting fees of $103,750 were recorded as deferred financing costs and are being amortized using the effective interest method over the term of the Notes. The amortization of these deferred financing costs during the nine months ended September 30, 2011 totaled $6,701.

On September 15, 2011, the Company broke escrow on the remaining $1,000,000 available under the second tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $550,000 of proceeds from the sale of the Junior Notes. In conjunction with the sale of $550,000 of these Junior Notes, the investors received an aggregate of 916,667 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $50,000, which was recorded as a debt discount. The warrant discount is being amortized over the life of the notes using the effective interest method. The amortization expense recorded on the discounts for the nine months ended September 30, 2011 totaled $1,018.

In conjunction with the September 2011 sale of these $550,000 of Junior Notes, the Company paid consultants fees totaling $75,000 consisting of $26,250 paid in cash and the issuance of 812,500 warrants valued at $48,750 using the Black-Scholes pricing option model. The warrants vested immediately, have a five-year life and an exercise price of $.06 per share. The total consulting fees of $75,000 were recorded as deferred financing costs and are being amortized using the effective interest method over the term of the Notes. The amortization of these deferred financing costs during the nine months ended September 30, 2011 totaled $5,634.

The Company analyzed the Junior Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

In addition, the Junior Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature associated with the closing of the first $500,000 tranche was measured on the date of the agreement and determined to be $135,572. And the intrinsic value of the beneficial conversion feature associated with the sale of the $550,000 Junior Notes was measured on the date the proceeds were received and was determined to be $50,000. However, due to the contingent nature of the conversion features, the beneficial conversion features associated with the tranches will be recognized when the contingency is lifted.

On February 28, 2011, the Company completed the placement of $1,182,844 of Secured Convertible Promissory Note (the “Notes”) and Warrants (collectively, the “First Secured Convertible Debt Offering”). The Lenders in the First Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Notes for a total principal amount of $1,301,128. The Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and are convertible to common shares at $0.20 per share. The Notes are secured by a first lien on all assets of the Company; but are subordinate to the lien with respect to up to $25,000 of original principal amount of other notes against the Company’s vault.

In conjunction with the First Secured Convertible Debt Offering, the Lenders received warrants to purchase an aggregate of 3,252,821 common shares. The warrants vested immediately, have a five year term, a $0.30 exercise price and are redeemable by the Company in the event of an acquisition. The Company valued the warrants using the Black-Scholes option pricing model. The warrants include standard antidilution provisions for stock splits, stock dividends and recapitalization.

During November and December of 2010, the Company received $250,000 of the cash proceeds under the First Secured Convertible Debt Offering in the form of advanced convertible notes. These advanced convertible notes originally matured at the earlier of the closing of the First Secured Convertible Debt Offering or May and June of 2012, had an interest rate of 12% per annum and were convertible into common shares at $0.20 per share. The principal and accrued interest amounting to $250,000 and $8,844, respectively, were converted into Notes under the First Secured Convertible Debt Offering upon closing.

In conjunction with the sale of the 12% First Secured Convertible Debt Offering, the Company paid consultants fees totaling $64,000 and issued 170,000 five-year warrants with an exercise price of $0.20 per share and 363,000 five-year warrants with an exercise price of $0.30 per share. The fees were paid through the issuance of Notes in the 12% First Secured Convertible Debt Offering. The fees and the fair value of the warrants totaling $143,735 were recorded as deferred financing costs and are being amortized using the effective interest method over the term of the Notes. The amortization of these deferred financing costs during the nine months ended September 30, 2011 totaled $50,434.

The aggregate unamortized deferred financing costs on all notes amounted to $259,402 as of September 30, 2011. The aggregate amortization of deferred financing costs during the nine months ended September 30, 2011 totaled $66,096 including the above mentioned costs and $3,327 of amortization of deferred financing costs incurred during fiscal 2010.

The Company analyzed the First Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

The First Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $126,729. In addition, the relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $316,226, which was recorded as a debt discount. The 10% face discount on the Notes was determined to be $118,284 resulting in an aggregate discount of $561,239 being recorded on the Notes. The aggregate discount is being amortized over the life of the Notes using the effective interest method. The amortization expense recorded on these discounts for the nine months ended September 30, 2011 totaled $166,938 resulting in a total unamortized discount of $394,302 as of September 30, 2011.

On February 28, 2011, the Company entered into an agreement to repay and modify three debt obligations owed to two stockholders. The debt obligations owed to these two stockholders were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a Note under the Secured Convertible Debt Offering. In addition, the outstanding accrued interest owed to these two stockholders of $103,109 was paid through the issuance 687,393 common shares. Under the agreement, the terms of 350,000 warrants previously granted to these stockholders were modified whereby the exercise price was reduced to $0.15 and the term changed to 5 years. An additional 200,000 warrants with a 5-year term and a $0.20 per share exercise price were also granted to these stockholders. Upon final payment of the loan on April 21, 2011, the stockholders released their first lien in the Company’s assets in preference to those lenders associated with the First Secured Convertible Debt Offering.

The Company evaluated the modification of the $100,000 owed to these two stockholders into the 12% First Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were recorded as a loss on the extinguishment of debt for the nine months ended September 30, 2011 resulting in an aggregate loss of $71,634.

During the nine months ended September 30, 2011, the Company borrowed $50,000 from a third party. This note is secured against the Company's accounts receivable, bears interest at 12% per annum and matures February 16, 2012. In connection with the loan, the lender received warrants to purchase an aggregate of 50,000 common shares at an exercise price of $0.07 per share. The warrants vested immediately and have a term of five years. The note is convertible at $0.07 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $3,704, which was recorded as a debt discount. The note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $10,846 and was recorded as a debt discount. The debt discounts are being amortized over the life of the note using the effective interest method. The amortization expense recorded on the discounts for the nine months ended September 30, 2011 totaled $3,627.

During the nine months ended September 30, 2011, the Company borrowed $50,000 from a third party. This note is secured against the Company's accounts receivable, bears interest at 12% per annum and matures February 11, 2012. In connection with the loan, the lender received warrants to purchase an aggregate of 50,000 common shares at an exercise price of $0.07 per share. The warrants vested immediately and have a term of five years. The note is convertible at $0.07 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $3,488, which was recorded as a debt discount. The note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $7,060 and was recorded as a debt discount. The debt discounts are being amortized over the life of the note using the effective interest method. The amortization expense recorded on the discounts for the nine months ended September 30, 2011 totaled $2,535.

The Company analyzed the two $50,000 convertible notes for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

During the nine months ended September 30, 2011, the Company made an aggregate of $225,001 of payments on convertible notes and a previously issued convertible note of $75,000 was converted into 375,000 common shares. Amortization of the unamortized debt discounts totaled $7,059 during the nine months ended September 30, 2011.

A summary of the changes in convertible debt for the nine months ended September 30, 2011, is as follows:

Convertible debt, net at December 31, 2010	$1,032,941
Add: Notes issued	2,101,128
Less: 10% discount on the Notes	(118,284)
Less: discount due to relative fair value of warrants	(427,580)
Less: discount due to beneficial conversion feature	(144,635)
Less: principal payments	(225,001)
Less: conversion to common stock	(75,000)
Add: amortization of debt discounts	189,011
Convertible debt, net at September 30, 2011	$2,332,580
Less: current maturities, net	(471,064)
Long-term portion of convertible debt, net	$1,861,516

5. Common Stock

During the nine months ended September 30, 2011, the Company:

a)	issued 936,698 common shares for services valued at $78,929,

b)	issued 687,393 common shares to repay accrued interest of $103,109 (see also Note 4),

c)	issued 277,335 common shares for the conversion of 55,467 Series A preferred shares,

d)	issued 1,400,000 common shares for total cash proceeds of $63,000, net of issuance costs of $7,000.

e)	issued 375,000 common shares for conversion of debt principal of $75,000 (see also Note 4).

6. Stock Options

During the nine months ended September 30, 2011, options to purchase 225,000 common shares were granted by the Company to a member of the Board of Directors at exercise price of $0.08 per share. These options have a contractual term of 5 years and vest over 3 years. The options have a fair value of $17,997 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.44%, (2) expected life of 4.0 years, (3) expected volatility of 377.58%, and (4) zero expected dividends.

During the nine months ended September 30, 2011, options to purchase 585,000 common shares were granted by the Company to executive management and a key employee at an exercise prices ranging from $0.05 to $0.07 per share. These options have a contractual term of 5 years and a vesting term of 3 years from the date of grant. The options have a fair value of $39,437 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.44%, (2) expected life of 4.0 years, (3) expected volatility ranging from 348.34% to 360.03%, and (4) zero expected dividends.

During the nine months ended September 30, 2011, options to purchase 1,050,000 common shares were granted by the Company to executive management and key employees at an exercise price of $0.08 per share. These options have a contractual term of 5 years and a vesting term of 3 years. The options have a fair value of $58,711 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.44%, (2) expected life ranging between 3.0 to 4.0 years, (3) expected volatility ranging from 341.24% to 359.11%, and (4) zero expected dividends.

During the nine months ended September 30, 2011, options to purchase 235,000 common shares were granted by the Company to certain members of the Board of Directors at exercise prices ranging from $0.06 to $0.09 per share. These options have contractual terms ranging from 5 to 10 years and vesting terms ranging from 12 months to 3 years. The options have a fair value of $19,675 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.44%, (2) expected life ranging from 3.0 to 5.0 years, (3) expected volatility ranging from 359.11% to 372.09%, and (4) zero expected dividends.

During the nine months ended September 30, 2011, options to purchase 1,200,000 common shares were granted by the Company to certain employees at an exercise price of $0.19 per share. These options have a contractual term of 5 years and a vesting term of 3 years with 154,566 of the options fully vested at grant date. The options have a fair value of $227,872 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.44%, (2) expected life of 4.0 years, (3) expected volatility of 344.12%, and (4) zero expected dividends.

During the nine months ended September 30, 2011, options to purchase 200,707 common shares were granted by the Company to certain officers, as payment of a portion of their salaries, at an exercise price of $0.19 per share. These options have a contractual term of 5 years and vest monthly through June 30, 2011. The options have a fair value of $38,014 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.05%, (2) expected life ranging from 2.51 to 2.72 years, (3) expected volatility of 366.57%, and (4) zero expected dividends.

During the nine months ended September 30, 2011, options to purchase 250,000 common shares were granted by the Company to three employees at an exercise price of $0.19 per share. These options have a contractual term of 5 years, and a vesting term of 3 years. The options have a fair value of $47,473 which was calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.44%, (2) expected life of 4.0 years, (3) expected volatility of 344.12%, and (4) zero expected dividends.

A summary of option activities for the nine months ended September 30, 2011 is reflected below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Life (yrs)
Outstanding at December 31, 2010	2,990,000	$0.34
Granted	3,735,707	0.13
Canceled	—	—
Expired	(1,335,000)	$(0.30)
Outstanding at September 30,2011	5,390,707	$0.20	3.8
Exercisable at September 30, 2011	2,306,263	$0.28	3.10

The weighted average grant date fair value of options granted in 2011 was $0.12. The outstanding options at September 30, 2011 have an intrinsic value of $215.

Stock option expense for the nine months ended September 30, 2011 and 2010 totaled $253,696 and $214,742 respectively. As of September 30, 2011, there was approximately $604,630 of unrecognized cost which is expected to be recognized through August 2014.

7. Stock Warrants

During the nine months ended September 30, 2011, the Company issued 50,000 warrants with an exercise price of $0.07 per share to a third party who provided a short term convertible loan to the Company (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $4,000 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.02%, (2) a warrant life of five years, (3) expected volatility of 406.18%, and (4) zero expected dividends. The relative fair value of these warrants of $3,704 was recorded as a discount to the short term loan provided by this third party.

During the nine months ended September 30, 2011, the Company issued 50,000 warrants with an exercise price of $0.07 per share to a third party who provided a short term convertible loan to the Company (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $3,750 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 0.95%, (2) a warrant life of five years, (3) expected volatility of 406.19%, and (4) zero expected dividends. The relative fair value of these warrants of $3,488 was recorded as a discount to the short term loan provided by this third party.

During the nine months ended September 30, 2011, the Company issued of total of 1,937,500 warrants with an exercise price of $0.06 per share to two individuals who provided services in connection with the Company’s Junior Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $127,500 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 0.88% and 0.95%, (2) warrant life of five years, (3) expected volatility ranging from 407.04% to 407.11%, and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, 25,000 warrants with an exercise price of $0.20 per share were granted to a third party who provided a short term loan to the Company (see Note 3). These warrants have a term of five years and vested immediately. The warrants have a fair value of $2,000 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.31%, (2) a warrant life of five years, (3) expected volatility of 401.22%, and (4) zero expected dividends. The relative fair value of these warrants of $1,923 was recorded as a discount to the short term loan provided by this third party.

During the nine months ended September 30, 2011, a total of 500,000 warrants with an exercise price of $0.08 were granted to a third party consulting firm that provided services in connection with the $500,000 Equity Raise (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $25,000 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.05%, (2) warrant life of five years, (3) expected volatility of 402.61%, and (4) zero expected dividends. The fair value of these warrants was recorded as stock issuance cost in additional paid in capital during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, a total of 140,000 warrants with an exercise price of $0.05 were granted to a third party consulting firm that provided services in connection with the $500,000 Equity Raise (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $10,500 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.81%, (2) warrant life of five years, (3) expected volatility of 403.02%, and (4) zero expected dividends. The fair value of these warrants was recorded as stock issuance costs in an entry to additional paid in capital during the nine months ended September 30, 2011.

In conjunction with the Company’s Junior Secured Convertible Debt Offering (see Note 4), the Company issued an aggregate of 833,333 warrants with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $58,333 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.62%, (2) warrant life of five years, (3) expected volatility of 405.90%, and (4) zero expected dividends. The relative fair value of these warrants of $52,239 was recorded as a debt discount to the $500,000 Junior Secured Convertible Debt Offering during the nine months ended September 30, 2011.

As a condition associated with the closing on the Company's Junior Secured Convertible Debt Offering (see Note 4), the Company granted 200,000 warrants to the Company's former President and Chief Executive Officer with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $17,000 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.70%, (2) warrant life of five years, (3) expected volatility of 406.07%, and (4) zero expected dividends. The fair value of the warrants was recorded as stock based compensation for the nine months ended September 30, 2011.

As an additional condition associated with the closing on the Company's Junior Secured Convertible Debt Offering (see Note 4), the Company granted 150,000 warrants to the Company's Interim President and Chief Executive Officer with an exercise price of $0.06 per share. These warrants have a term of five years, vested immediately and have a fair value of $12,750, as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.70%, (2) warrant life of five years, (3) expected volatility of 406.07% and (4) zero expected dividends. The fair value of the warrants was recorded as stock based compensation for the nine months ended September 30, 2011.

In conjunction with the Company’s First Secured Convertible Debt Offering (see Note 4), the Company issued an aggregate of 3,252,821 warrants with an exercise price of $0.30 per share. These warrants have a term of five years, vested immediately and have a fair value of $487,918 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.13%, (2) warrant life of five years, (3) expected volatility of 400.26%, and (4) zero expected dividends. The relative fair value of the 2,977,821 warrants of $316,226 was recorded as a debt discount and the fair value of the 275,000 warrants of $41,250 was included in the calculation of the loss on the extinguishment of debt during the nine months ended September 30, 2011.

In conjunction with the sale of $550,000 Junior Notes associated with the second tranche of the Company's Junior Secured Convertible Debt Offering, the Company issued an aggregate of 916,667 warrants with an exercise price of $0.06 per share. The warrants have a term of five years, vested immediately and have a fair value of $55,000 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 0.95% ,(2) warrant life of five years, (3) expected volatility of 408.42%, and (4) zero dividends. The relative fair value of the 916,667 warrants of $50,000 was recorded as a debt discount during the nine months ended September 30, 2011.

In addition, the Company issued 200,000 warrants with an exercise price of $0.20 per share to the two stockholders whose outstanding note of $100,000 was converted into the Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years, vested immediately and have a fair value of $30,000 as calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 2.13%, (2) warrant life of five years, (3) expected volatility of 335.62%, and (4) zero expected dividends. The fair value of these warrants was included in the calculation of the loss on the extinguishment of debt during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, a total of 170,000 warrants with an exercise price of $0.20 per share were granted to an individual who provided services in connection with the Company’s Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $25,500 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility of 400.26%, and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, 363,000 warrants with an exercise price of $0.30 were granted to an individual who provided services in connection with the Company’s Secured Convertible Debt Offering (see Note 4). These warrants have a term of five years and vested immediately. The warrants have a fair value of $54,235 which was calculated using the Black-Scholes option pricing model. Variables used in the valuation include: (1) discount rate of 1.18%, (2) warrant life of five years,

(3) expected volatility of 344.35%, and (4) zero expected dividends. The fair value of these warrants was recorded as deferred financing costs during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, a total of 60,000 warrants with an exercise price of $0.20 per share were issued to an individual who provided consulting services to the Company ratably over a six month period. These warrants have a term of five years and vested immediately. The warrants have a fair value of $3,059 as calculated using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.18%, (2) warrant life of five years, (3) expected volatility ranging between 400.90% and 407.04%, and (4) zero expected dividends. The fair value of these warrants was recorded stock based compensation for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company modified the terms of 350,000 previously granted warrants whereby the exercise price was reduced to $0.15 per share and the term was changed to 5 years. The incremental increase in the fair value of the warrants was determined to be $384 using the Black-Scholes option-pricing model. Variables used in the valuation include: (1) discount rate of 1.18%, (2) expected terms ranging from 2.7 to 5.0 years, (3) expected volatility of 344.22%, and (4) zero expected dividends. The incremental increase in the fair value of these warrants was included in the calculation of the loss on the extinguishment of debt during the nine months ended Septmeber 30, 2011.

A summary of warrant activities for the nine months ended September 30, 2011 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Life (yrs)
Outstanding at December 31, 2010	8,683,348	$0.64
Granted	8,848,322	0.17
Expired	(15,824)	(0.35)
Outstanding at September 30, 2011	17,515,846	$0.40	3.77
Exercisable at September 30, 2011	17,515,846	$0.40	3.77

The weighted average grant date fair value of warrants granted during 2011 was $0.10. The outstanding warrants at September 30, 2011 have an intrinsic value of $292,425.

Warrants expense for the nine months ended September 30, 2011 and 2010 was $49,548 and $387,067, respectively.

8. Commitments and Contingencies

From time to time, Digitiliti may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against Digitiliti are expected to have a material adverse effect on Digitiliti’s consolidated financial position, results of operations or cash flows, except for the matter discussed below. Digitiliti cannot predict with certainty, however, the outcome or effect of any litigation or investigatory matters specifically described or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

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

On May 6, 2011, the Company entered into a Confidential Settlement Agreement with one of its unsecured convertible note holders reflecting repayment of their convertible note totaling $37,100, on a discounted basis, that involves an extended payment and the conversion of the outstanding principal balance based on an above-market conversion rate. Digitiliti evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and did not qualify as a debt extinguishment. On September 6, 2011, the Company made the final payment and converted the outstanding principal balance based on the agreed to above market conversion rate.

Some of the Company’s convertible note holders have not accepted offers to convert their notes under the terms of the Modification Proposal issued in 2009 and Incentive Offer from 2010, or otherwise. The Company is presently in arrears in principal and accrued interest payments in an aggregate total of $216,839 as of September 30, 2011. Although the Company is continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to the Company’s ongoing operations.

9. Subsequent Events

On October 14, 2011, the Company entered into a Confidential Settlement Agreement with one of its unsecured convertible note holders reflecting repayment of its convertible note that involves an extended payment plan.

On October 31, 2011, the Company entered into a Confidential Settlement Agreement with one of its secured convertible note holders reflecting repayment of its convertible note that involves an extended payment plan.

On October 25, 2011, the Company repaid a secured convertible note of $63,981.

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

The information in this quarterly report is as of September 30, 2011, or, where clearly indicated, as of the date of this filing. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. We also may make additional disclosures in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the SEC. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Plan of Operation

The Business

Our business is developing and delivering superior information management technologies and methodologies enabling our customers to manage, control, protect and access their information and data simply and cost effectively. Our traditional business is providing a cost effective on-line data protection solution to the small to medium business (“SMB”) and small to medium enterprise (“SME”) markets through our DigiBAK service. This on-line cloud storage management solution helps organizations manage and protect their entire network from one centralized location.

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

Growing Both Business Segments:

We believe the benefits of seeking to grow both the DigiBAK and DigiLIBE businesses are:

(i)	solving a major industry and customer problem of managing continually growing information volume and associated cost of storage and retrieval;

(ii)	being able to access a larger share of the opportunity in the information management storage business;

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

Liquidity and Capital Resources

Our liquidity is dependent, in the short term, on proceeds from newly issued debt and the sale of our securities for cash. In the long term, we may need to continue expanding our capacity of the Data Storage Center by investing in property and equipment and software licenses.

We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $1,686,465 at December 31, 2010, and at September 30, 2011 we had a working capital deficit of $858,442. We had cash of $209,723 as of September 30, 2011, compared to cash of $27,557 as of December 31, 2010.

On June 28, 2011, the Company initiated a placement of up to $1,500,000 in a Junior Secured Convertible Promissory Note and Warrants Offering (the “Junior Secured Convertible Debt Offering”). On June 28, 2011, the Company closed on the first tranche of three potential closings of this Junior Secured Convertible Debt Offering resulting in the receipt of $500,000 of proceeds. On September 15, 2011, the Company broke escrow on the second tranche of the Junior Secured Convertible Debt Offering resulting in the receipt of $550,000 of proceeds.

The investors in the Junior Secured Convertible Debt Offering received five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company. The Junior Notes also contain a contingent conversion option wherein, at the option of 60% of the investors and twelve months following the closing of the first tranche, all or a portion of the principal amount and accrued interest may be converted into common shares at an exercise price of $.06 per share but only if the Junior Secured Convertible Debt Offering has been raised. However, the Junior Notes automatically convert into common shares upon a subsequent equity funding round of at least $3 million of new equity capital ("Qualified Round") at a per share price equal to the per share price of the qualified round. All of the securities issued in conjunction with the Junior Secured Convertible Debt Offering were sold to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.

On February 28, 2011, the Company completed the placement of $1,182,844 First Secured Convertible Promissory Notes and Warrants (the “First Secured Convertible Debt Offering”). All of the securities issued in conjunction with the First Secured Convertible Debt Offering were sold to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.

The Lenders in the First Secured Convertible Debt Offering paid 90% of the principal amount for their investment, resulting in a “stepped-up” basis in their individual First Secured Convertible Promissory Notes. The First Secured Convertible Promissory Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and a $.20 per share conversion rate in the Company’s common stock. The Secured Convertible Promissory Notes are secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $25,000 of original principal amount of other notes against the Company’s vault.

On February 28, 2011, the Company entered into an agreement with two stockholders to repay and modify three debt obligations owed to the two stockholders, (the "Miner Debt"). The debt obligations owed to these two stockholders were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 note payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a secured promissory note under the First Secured Convertible Debt Offering. In addition, the outstanding accrued interest of $103,109 owed to these two stockholders was paid through the issuance 687,393 common shares of the Company. Under the agreement, the terms of 350,000 common stock warrants previously granted to these stockholders were modified whereby their exercise price was reduced $0.15 and their term was changed to five years. An additional 200,000 common stock warrants with a five year term and a $0.30 per share exercise price were also granted to these stockholders. As of March 31, 2011, there remained an outstanding a balance of $2,371 on the $250,000 12% secured convertible note, which was satisfied in full on April 21, 2011. After this final payment of $2,371 and completion of all documentation reflecting the repayment of the Miner Debt, the Miners released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.

The Company evaluated the modification of the $100,000 owed to these two stockholders into the First Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were included in the calculation of the loss on extinguishment of debt resulting in a total loss on the extinguishment of debt of $71,634 for the nine months ended September 30, 2011.

We used $1,371,325 of net cash in operating activities for the nine months ended September 30, 2011, compared to using $1,379,687 for the nine months ended September 30, 2010. Cash used in operating activities during the nine months ended September 30, 2011, funded a net loss of $2,292,879. This net loss was offset by non-cash charges of $295,819 for amortization and depreciation, $253,696 associated with stock options expense, $49,548 associated with warrant expense, $71,634 related to a loss on the extinguishment of debt, $255,107 related to amortization of the discount on our convertible debt and deferred financing costs and $78,929 related to common stock issued for services. Cash used in operating activities during the nine months ended September 30, 2010, funded a net loss of $5,262,644. This net loss was offset by non-cash charges of $475,116 for amortization and depreciation, $214,742 associated with stock options expense, $363,223 related to amortization of discounts on our convertible debt and deferred financing costs, $387,067 of warrant expense, $1,522,950 of amortization pertaining to the beneficial conversion feature associated with the convertible notes that were converted, $315,428 loss on extinguishment of debt and $152,340 related to shares issued for services. In addition, the Company’s operating activities during the nine months ended September 30, 2010, benefited from a $45,685 decrease in accounts receivable and a $342,650 increase in accounts payable and accrued expenses.

Net cash flows used in investing activities was $5,863 for the nine months ended September 30, 2011, compared to net cash flows used in investing activities of $67,076 for the nine months ended September 30, 2010. During 2011, the total consisted of $5,863 paid for the purchase of property and equipment. During 2010, the total consisted of $67,076 paid for the purchase of property and equipment and software licenses.

Net cash flow provided by financing activities was $1,559,354 for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $1,213,841 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, cash provided by financing activities is primarily due to proceeds of $1,910,000 received from the sale of convertible notes. We used these proceeds to make $23,308 in capital lease payments, $231,540 in payments on notes payable and $225,001 of payments on convertible debt. During the nine months ended September 30, 2010, cash provided by financing activities was primarily due to proceeds of $1,199,050 received from issuance of our common stock for cash, net of issuance costs, proceeds of $300,00 from the issuance of our Series B Convertible Preferred Stock and $509,900 received from the exercise of warrants. We used these proceeds to make $35,537 in capital lease payments $364,572 in payments on notes payable and $95,000 of payments on convertible debt.

As of September 30, 2011, the Company had $171,555 of past due debt and accrued interest outstanding from the $5.5 million offering and $45,081 of past due debt and accrued interest outstanding from the $750,000 secured offering. At present, the Company continues to negotiate the repayment of these past due notes.

Results of Operations

For the three month periods ended September 30, 2011 and 2010

Gross sales were $498,917 for the three months ended September 30, 2011, compared to $555,386 for the three months ended September 30, 2010. This reflects a 10% decrease in DigiBAK revenues from sales between these two comparable periods. Beginning in 2008, the Company anticipated increasing competitive pricing pressures on its DigiBAK product as a result of an ever-expanding range of alternative archiving storage services and a struggling economy. In response to these challenges, we restructured our resources, strengthened our DigiBAK VAR and customer relationships to reposition and rebrand our DigiBAK offering, initiated targeted sales efforts, took pricing actions and refined other aspects of the DigiBAK business to sustain our margins and attract new customers. Despite the decrease in DigiBAK revenue, we increased our customer count from 857 as of September 30, 2010 to 915 as of September 30, 2011 and our current customer base remains highly satisfied with our DigiBAK service offering.

During the three months ended September 30, 2011, our gross margin was negatively impacted by modifications and repairs made to our vault facilities that could not be capitalized and charged over future periods. Our DigiLIBE product extends our capability from the price competitive storage management market to the value priced information market and serves to increase our overall gross margin of our combined product offerings.

Research and development expenses for the three months ended September 30, 2011 were $155,003 compared to $242,736 for the three months ended September 30, 2010. During the third quarter of 2010, we incurred significant expenditures to finalize our in-house product development efforts, which allowed us to bring our new DigiLIBE product to market during 2010. These efforts in 2010 allowed us to improve the installation process and broadening the scalability of the product. As a result of these actions, we were able to reduce our research and development overhead and personnel resources during the three months ended September 30, 2011, thus lowering our actual expenditures when compared to the three months ended September 30, 2010.

Given the release and roll-out of our new DigiLIBE product in the first quarter of 2010, we have incurred lower sales and marketing expenses for the three months ended September 30, 2011 of $52,962 compared to $239,490 incurred during the three months ended September 30, 2010. This decrease in sales and marketing expenditure directly relates to our DigiLIBE market launch actions during 2010, which included; establishment of regional and national reseller processes and agreements, and retaining a public relations and industry trade group to create market and industry awareness through product promotion within the industry analyst community, trade publications, and target market segments.

Our general and administrative expenses were reduced 15% from $362,733 incurred during the three months ended September 30, 2010 to $307,042 for the three months ending September 30, 2011. The improvement is attributable to our conscious efforts to reduce costs, streamline administration expenses and contain executive salaries. The business restructuring undertaken midway through 2010 resulted in targeted efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO.

The increase of $110,119 in interest expense between the comparative three months ended September 30, 2011 and September 30, 2010 is attributed to the accrued interest associated with the First Secured Convertible Debt Offering and the Junior Secured Convertible Debt Offering.

For the nine month periods ended September 30, 2011 and 2010

Sales for the nine months ended September 30, 2011 decreased 19% to $1,391,660 compared to $1,719,520 for the nine months ended September 30, 2010 reflecting a $327,860 decrease in revenue. This decrease in revenue is primarily a result of increasing competitive pricing pressure from an ever-expanding range of alternative archiving storage services impacting our DigiBAK product and a struggling economy. Our DigiLIBE product broadens our product offerings into new markets with higher margins. Our actions to restructure resources, strengthen our VAR and customer relationships, reposition and rebrand our overall offerings, initiated stronger sales efforts and refined other aspects of the DigiBAK business are also intended to sustain and enhance our margins. Despite this decrease in revenue, we increased our DigiBAK customer count from 831 as of September 30, 2010 to 915 as of September 30, 2011 and we believe our current customer base remains highly satisfied with our DigiBAK service offering.

Gross margin for the nine months ended September 30, 2011 was $164,124 compared to a gross margin of $621,011 for the nine months ended September 30, 2010. This significant decrease in margin results from a one-time charge of approximately $277,000 the Company incurred during the first quarter of 2011, along with continued modifications and repairs required to our vault facilities incurred during the third quarter of 2011 that could not be capitalized and charged over future periods. At present, we believe we will recover all or a portion of the approximate cost of these modification and repair costs under our property and casualty insurance.

Research and development expenses for the nine months ended September 30, 2011 were $434,145 compared to $774,719 for the nine months ended September 30, 2010. During the first quarter of 2010, we incurred significant expenditures to finalize our in-house product development efforts, which allowed us to bring our new DigiLIBE product to market during late 2010. These efforts in 2010 allowed us to improve the product by enhancing the installation process and broadening the scalability of the product. As a result of these actions, we were able to reduce our research and development overhead and personnel resources during the nine months ended September 30, 2011, thus lowering our actual expenditures when compared to the nine months ended September 30, 2010.

Given the release and roll-out of our new DigiLIBE product during late 2010, we have incurred lower sales and marketing expenses for the nine months ended September 30, 2011 of $292,008 compared to $616,068 incurred during the nine months ended September 30, 2010. This decrease in sales and marketing expenditures directly relates to our DigiLIBE market launch actions during 2010, which include; establishment of regional and national reseller processes and agreements and retaining a public relations and industry trade group to create market and industry awareness through product promotion within the industry analyst community, trade publications, and target market segments.

Our general and administrative expenses were reduced 39% from $1,978,671 incurred during the nine months ended September 30, 2010 compared to $1,211,085 for the nine months ending September 30, 2011. The improvement is attributable to our conscious effort to reduce costs, streamline administration and contain executive salaries. The business restructuring undertaken midway through 2010 resulted in targeted efforts to reduce general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus on expenditures between the CEO and CFO.

The decrease of $1,750,638 in interest expense between the comparative nine months ended September 30, 2011 and September 30, 2010 is attributed to the conversion of a substantial number of convertible notes under the terms of the 2010 Incentive Offer for which we are no longer required to accrue interest. The loss on extinguishment of debt results primarily from the conversion of secured convertible notes into the Company Series A Preferred Convertible Stock Company’s incurred under the terms of the Company's Incentive Offer that closed on June 30, 2010.

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

On June 10, 2011, the Company, its former President/CEO and one of the Company's financial agents, were made a party to a lawsuit initiated by one of its preferred stockholders, P&H Family Limited Partnership, seeking recovery of its investment in the Company based on, among other claims, an alleged breach of the state's securities regulations. The Company believes the preferred stockholder's claim lacks factual basis and is without merit. Accordingly, the Company has not accrued any manner of loss contingency related to this claim and litigation is currently pending.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

As of November 15, 2011, the Company had $177,233 of debt and accrued interest outstanding from the $5.5 million offering and $31,475 of debt and accrued interest outstanding from the $750,000 secured offering. This debt is presently due and payable.

Item 6.	Exhibits

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Digitiliti, Inc.
Date: November 15, 2011	By:	/s/ Jack B. Scheetz
Jack B. Scheetz, Interim President, CEO (Principal Executive Officer)

Date: November 15, 2011	By:	/s/ William McDonald
William McDonald, CFO (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	302 Certification of Interim CEO, Jack B. Scheetz
31.2	302 Certification of CFO, William McDonald
32.1	906 Certification
10.1	Form of Convertible Promissory Note and Warrant Purchase Agreement dated as of February 28, 2011 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 22, 2011).
10.2	Form of Secured Convertible Promissory Note dated as of February 28, 2011 (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 22, 2011).
10.3	Form of Security Agreement (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed on September 22, 2011).
10.4	Form of Warrant Agreement (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed on September 22, 2011).
10.5	Form of Severance Agreement between Digitiliti and Ehssan Taghizadeh dated June 29, 2011 (Incorporated by reference to Exhibit 10.5 of the Form 8-K filed on September 22, 2011).
10.6	Form of Employment Agreement between Digitiliti and Jack B. Scheetz (Incorporated by reference to Exhibit 10.6 of the Form 8-K filed on September 22, 2011).
101.0	XBRL Disclosure