Form 10-K
period 2011-12-31
Digitiliti Inc
filed 2012-04-16
CIK 1411658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
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
At June 30, 2011, the aggregate market value of the shares of voting and non-voting common stock held by non-affiliates was approximately $4,111,983, based on 68,533,042 shares being held by such persons and the closing price of $0.06 for the Registrant’s common stock on the Pink OTC Markets, Inc. (the “Pink Sheets”) on June 30, 2011.
Outstanding Shares
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 13, 2012

Common Stock, $.001 par value per share	70,683,241 shares
Documents Incorporated by Reference
None.

TABLE OF CONTENTS

PART I	3

ITEM 1. BUSINESS	3

ITEM 1A. RISK FACTORS	11

ITEM 2: PROPERTIES	18

ITEM 3: LEGAL PROCEEDINGS	18

PART II	19

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	54

ITEM 9A: CONTROLS AND PROCEDURES	54

ITEM 9B: OTHER INFORMATION	55

PART III	55

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	55

ITEM 11: EXECUTIVE COMPENSATION	64

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	65

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	67

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES	69

PART IV	55

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES	55

SIGNATURES	57

EX-10.10
EX-31.1

EX-31.2
EX-32

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
ITEM 1:    BUSINESS
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
Through our DigiBAK service, we combine powerful, agent-less backup software with our SAS 70 compliant facility, to deliver to our customers an efficient and effective online-offsite data backup and restore solution. Our facilities enable us to provide offsite disaster recovery emphasizing intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings. Our SAS 70 compliant DigiBAK Vault facility is located at 511 6th Street South, Minneapolis, MN. It is a one of a kind facility providing web based on-demand backup/restore service with all the benefits of direct fiber access to a “Level 5” data center. The Vault has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking. It also has battery generator back up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network. Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense and this capability allows us to send data back and forth in real time.
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
As a result of our sales and marketing efforts of our DigiBAK product, our customer base has expanded from approximately 20 in fiscal 2005 to approximately 100 in fiscal 2006, 508 in 2007, 731 in 2008, 789 in 2009, 890 in 2010 and 910 as of December 31, 2011. And, while our annual sales increased from $402,638 in 2006 up to $3,192,463 in 2009, in 2010 we began to experience a decline in annual sales posting $2,143,882 in 2010 and $1,480,154 as of December 31, 2011. Despite this strong overall customer trend, we continue to struggle with profitability because of increasing competitive pressure causing commodity-like pricing through cloud-like storage. While we have continued to grow our customer base, we have also had to adjust pricing to maintain competitive advantage. We have significantly improved our support infrastructure and have been able to hold our margins. We still need to raise cash in 2011 to grow our overall business, but we believe we are in a much better financial and expense position than we were a year ago through targeted expense reduction and debt conversion. The product features that we are offering to our clients we believe have superior functionality to the mainstream competition and fill a customer need. We expect this gain new business in 2012.
The Emerging New Universal Archive Platform (DigiLIBE) Product
In 2008, we began to pursue a strategy of expanding our solution to address the need of the industry for managing structured data through DigiBAK, but also provide information management abilities for the unstructured data. This effort led to the development and release of the product called Universal Archive Platform, DigiLIBE, a platform that is designed to consolidate together multiple disparate hardware and data storage environments to provide organizations with the ability to capture, classify, share, preserve, protect, achieve, and deliver the right information, to the right people, at the right time, helping them make informed business decisions. DigiLIBE should be understood as follows — as a company continues to virtualize their hardware and data storage environments, DigiLIBE provides a complementary virtualized environment for the company’s primary asset — its information and data. It does not matter if the information is on a user machine, on a server, or in archive. A customer can control it, secure it, and access it and at the same time reduce its IT storage costs.
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
The advantages of outsourcing on-line backup and disaster recovery for customers is that it eliminates cumbersome tape storage and internal infrastructure costs associated with the effort and capital to provide redundancy, disaster recovery and to comply with legal and regulatory requirements for information management. We combine a powerful, agent-less backup software, with our remote DigiBAK service, to deliver to our customers a powerful and effective online-offsite data backup and restore solution from our SAS 70 compliant data center located at 511 6th Street South, Minneapolis, MN.
Our Data Storage Center is located at 511 6th Street South, Minneapolis, MN. It is a one of a kind facility providing our web based on-demand backup/restore service with all of the benefits of direct fiber access to a “Level 5” data center. The Data Storage Center has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking. It also has battery generator back-up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network, being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop. The pipeline for data and load capabilities are immense, and this capability enables us to send data back and forth in real time.
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
The on-line archiving market characterized by DigiBAK is projected to be a $3 billion dollar opportunity. The market for DigiBAK is a horizontal market comprised of small and intermediate sized establishments and enterprises. The industry definition is SMB (Small and Medium Businesses) and SME (Small and Medium Enterprises) with up to 500 employees. Our DigiBAK customer profile is typically in the 50 to 1000 employee segment with 500 gigabytes to 3 terabytes of stored data. This business spans horizontally across all industry segments. However, regulated industries or those having significant concerns about data protection and disaster recovery tend to be the primary customer base. North America is the primary geographic region for our business. We expect to move into broader geographic areas within two years.
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
Distribution Methods of the Products or Services
We sell and support our solutions and services through direct sales, and through relationships with Value-Added Remarketers and third-party integrators (resellers). We have a current base of about 15 resellers in North America for DigiBAK, most of whom are local to a city or are regional in nature. Over 80% of our current base of more than 900 DigiBAK customers has been signed through resellers. For DigiLIBE, we are targeting regional and national resellers who can sell the product, deploy the product and provide on-going consulting services. With DigiBAK, our value to resellers is an on-going monthly revenue stream from on-line archive volumes. With DigiLIBE, we have a more compelling reseller model. Resellers not only get revenue from the one-time sale of the product, but they gain service revenue from the monthly archive volumes. They also have the opportunity to engage the customer in business services such as consulting on policy setting details, developing workflow applications to leverage information object content or to write information applications that turn content into context.
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
Release 3.5 of DigiLIBE was announced on February, 2011. This release provides new and improved features that created sharing, collocation and improved client connectivity. .
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
Sources and Availability of Raw Materials and Names of Principal Suppliers
For DigiBAK, our principal supplier partners are Asigra, a software vendor providing system management tools; NetApp, which provides hardware and software and our data transmission supplier. Asigra is a provider of comprehensive software solutions and IT expertise to back up data to customers secure vaults. We pay for licenses and for annual maintenance agreements based on the gigabytes of storage used. We chose NetApp because we believed it to be robust and the best fit with the Asigra software. Our software/hardware infrastructure is built around the NetApp product (hardware and software) and the Asigra product (software). When we fully consume existing storage capacity, we purchase additional NetApp software and equipment or Asigra licenses as needed. Integra Telecom provides voice, data and IP services to businesses and other telecommunications companies in 80 metropolitan markets across the United States.
For DigiLIBE, all our software is developed in-house. We use the Microsoft Developers Suite to develop our software. Our hardware Information Director is industry standard and we outsource the product from multiple top-line vendors. Our DigiLIBE vault hardware is basically the same hardware as our Information Director. This hardware is industry standard that can be provided from many different sources.
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

Our DigiBAK business has grown to over 900 customers in 2011 across North America. Of those customers, approximately 72% of the revenue (based on gigabytes of stored data) is with our 10 largest customers. While loss of one or two of these large customers would present a challenge to continued revenue growth, our contracts are for three years. Further, larger customers drive more generic growth in data from the initial stored amounts over time. Our sales direction is toward more intermediate sized customers similar to those in our top 10. With the introduction of DigiLIBE, we offer customers alternatives to control their data growth as well as provide new functions. With the combination of DigiBAK and DigiLIBE, we expect to grow both of our data archiving businesses and retain larger customers who would otherwise leave the service because of escalating costs driven by their own data growth.
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
Vision to Practice, Inc.
On February 6, 2008, we entered into a Consulting Agreement with Vision to Practice, Inc., a Minnesota corporation (“Vision”), to assist in bringing our new product initiatives to market utilizing the technology software purchased from StorageSwitch. We pay semi-monthly payments of $7,680 based on full-time service provided to us under this Consulting Agreement. We also issued to the consultant’s principal a comprehensive stock option package that vest over multiple years of service. Vision is owned by Rodd Johnson.
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
Research and Development Costs during the Last two Fiscal Years
In 2010 and 2011, we incurred research and development expenses of $447,476 and $992,210, respectively to develop our new DigiLIBE product offering. We announced DigiLIBE on December 19, 2009, and launched Release 1 of our new DigiLIBE product in June 2010, and release 2 of DigiLIBE was in October of 2010, and release 3.5 in February of 2011.
Number of Total Employees and Number of Full Time Employees
At year end 2010, our employee headcount was 20 full-time employees and one subcontractor. At year end 2011 our employee headcount was 13 full-time employees and one subcontractor. We utilized contract employees for specific skills required in short-term activities. We hire full-time employees where we intend to focus on strategic skill needs. Over the past two years, we have focused on maintaining a small and highly productive team and intend to continue as such.
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
ITEM 1A:    RISK FACTORS
Risks Related to Our Business
We have not recorded annual profitable operations since our inception, and continued losses may require us to curtail or terminate our business operations.
We have experienced operating losses each year since our inception. Our revenues decreased by $663,728 to $1,480,154 in 2011 compared to $2,143,882 in 2010, with our net loss decreasing to $3,988,543 for the year ended December 31, 2011, compared to the net loss of $6,414,639 for the year ended December 31, 2010. We may still incur additional future operating losses. Without raising new capital, continued losses on our operations may require us to curtail or terminate our business operations. Our operating results may fluctuate significantly and any failure to meet financial expectations may disappoint securities analysts or investors and result in a decline in our common stock price on the Pink Sheets or any other nationally recognized quotation system upon which our common stock may be publicly traded in the future.
Our substantial short term debt could adversely affect our financial condition and our ability to continue our present and planned business operations.
As of December 31, 2011, and December 31, 2010, we had long term debt in the form of our 12% and 8% convertible notes in the amount of $1,374,259 and $250,000, respectively.
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
To satisfy a significant debt obligation owed to certain shareholders and to address cash flow concerns, on February 28, 2011, we completed the placement of $1,182,844 of Secured Convertible Promissory Note (the “Notes”) and Warrants (collectively, the “First Secured Convertible Debt Offering”). The Lenders in the First Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Notes for a total principal amount of $1,301,128. The Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and are convertible to common shares at $0.20 per share. The Notes are secured by a first lien on all assets of the Company. In conjunction with the First Secured Convertible Debt Offering, the Lenders received warrants to purchase an aggregate of 3,252,821 common shares. The warrants vested immediately, have a five year term, a $0.30 exercise price and are redeemable by the Company in the event of an acquisition.
In an effort to address low cash concerns, in June 2011, we initiated a Junior Secured Convertible Debt Offering that provides for the sale of up to an aggregate principal amount of $1,500,000 Junior Secured Convertible Promissory Notes (the “Junior Notes”) and Warrants. The investors in this Junior Secured Convertible Debt Offering receive five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company.
On June 28, 2011, we closed on the first $500,000 tranche of the Junior Secured Convertible Debt Offering. In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the investors received warrants to purchase an aggregate of 833,333 common shares. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.

On September 15, 2011, we broke escrow on the remaining $1,000,000 available under the second tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $550,000 of proceeds from the sale of the Junior Notes. In conjunction with the sale of $550,000 of these Junior Notes, the investors received an aggregate of 916,667 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
On December 5, 2011, we broke escrow on the third tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $30,000 of proceeds from the sale of Junior Notes. In conjunction with the sale of $30,000 of these Junior Notes, the investors received an aggregate of 50,000 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
On December 31, 2011, we closed the third tranche of the $1,500,000 Junior Secured Convertible Debt Offering by converting $379,534 of existing convertible debt and accrued interest into the Junior Secured Convertible Debt Offering. In conjunction with the conversion of this $379,534, the investors received an aggregate of 682,556 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
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
We also have substantial amount of other current liabilities as of December 31, 2011, that are principally comprised of the following: notes payable to related parties of $66,000; notes payable of $45,933; current maturities of convertible notes $1,212,098; current maturities of convertible notes - related parties $42,114, trade accounts payable $820,308; related party accounts payables of $35,287, deferred income $6,040 and accrued expenses $694,892; for total current liabilities of $2,922,672. See also Notes to the Consolidated Financial Statements.
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
We expect to continue to raise additional funding in the form of equity or debt offerings, secured or otherwise. However, if we are unable to pay the currently outstanding convertible notes and accrued interest, trade accounts payable and accrued expenses, our financial condition may be adversely affected to the point that no debt or equity financing may be available to us. That could require us to cease or substantially limit our business operations, including termination of employees and business associations necessary for us to continue in our business.
We have deficiencies in our internal controls that could adversely affect our financial statements reporting, which could cause our financial statements to be inaccurate or un-auditable.
Our disclosure controls and procedures have been designed to ensure that information required to be disclosed by us is collected and communicated to management to allow timely decisions regarding required disclosures. Our Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of December 31, 2011, that, as a result of material weaknesses in internal control over financial reporting as described further in this Annual Report were not effective in providing reasonable assurance that material information is made known to them by others within our Company:
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that there were material weaknesses. Management is taking steps to address these weaknesses. However, these weaknesses could cause our financial statements to be inaccurate and may result in restatements of such financial statements. There can be no assurance when and if we will be able to resolve the weaknesses in our internal controls.
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
Failure to raise additional capital or generate the significant capital necessary to continue and expand our operations and launched, sell or license our DigiLIBE product could reduce our ability to compete and result in lower revenue. We anticipate that our existing capital resources will only enable us to maintain currently planned operations through the first quarter of 2012; and we expect to continue to seek funding through equity and debt offerings, secured or otherwise. See the caption “Recent Sales of Unregistered Securities,” Part II, Item 5, for a complete description of our prior funding efforts. However, we premise this expectation on our current operating plans, which may change as a result of many factors. Consequently, we may need additional funding sooner than anticipated. Our inability to raise needed capital would harm our business. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current operating plans. To the extent that additional capital is raised through the sale of equity, debt, convertible debt securities or other combinations of our securities, including our newly authorized preferred stock, the issuance of these securities could result in substantial dilution to our stockholders.
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
We have a limited basis upon which to evaluate our Storage Management Solutions systems ability to handle controlled or full commercial availability of our products and services. We anticipate that we may need to expand our operations significantly in the near future, and we may need to expand further to address the anticipated growth in our user base and market opportunities. To manage the expected growth of operations and personnel, we may need need to improve existing systems, and implement new systems, procedures and internal controls. In addition, we may need to expand, train and manage an increasing employee base. We may also need to expand our finance, administrative and operations staff. We may not be able to effectively manage this growth. Our planned expansion in the near future will place, and we expect our future expansion to continue to place, a significant strain on our managerial, operational and financial resources. Our planned personnel, systems, procedures and controls may be inadequate to support our future operations. If we cannot manage growth effectively or if we experience disruptions during our expansion, the expansion may not be cost-effective.
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
Our disaster recovery framework to control and address systems risks is not fully redundant, and we may incur and/or suffer the costs, delays and customer complaints associated with system failures and may not be able to efficiently and accurately provision new orders for services on a timely basis to begin to generate revenue related to those services. While our storage system facilities are highly secure and virtually disaster proof, we will refresh our storage technology in 2012 with new equipment, which will include full redundancy.
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
The secure transmission of confidential information over public networks is a significant barrier to electronic commerce and communications. Anyone who can circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We may have to spend large amounts of money and other resources to protect against potential security breaches or to alleviate problems caused by any breach. Peering agreements of our business partners like Integra Telecom with Internet service providers, allow access to the Internet and exchange traffic with these providers. Depending on the relative size of the providers involved, these exchanges may be made without settlement charges. Recently, many Internet service providers that previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have an adverse effect on our revenues for our services, most of which require Internet access. Our providers may not be able to renegotiate or maintain peering arrangements on favorable terms, which could increase our costs and expenses and impair our growth and performance.
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
Note 2 of our consolidated financial statements states: “As shown in the accompanying financial statements, the Company has incurred net losses of $3,988,543 for the year ended December 31, 2011 and has negative working capital at December 31, 2011 of $2,324,242. The Company continues to be dependent on its ability to generate future revenues, positive cash flows and additional financing. There can be no guarantee that the Company will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to the Company. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.”
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
ITEM 2:    PROPERTIES

Our Data Storage Center is located at 511 6th Street South Minneapolis, MN 55401, and we have contracted with Integra Telecom for data center space and communications (the “Integra Telecom Contract”). Integra Telecom is a vendor that provides cabinet space, power and Internet connectivity. This arrangement ensures capital expenditures are at a minimum, while maintaining the flexibility to set up a new data center in any one of the 80 geographically dispersed locations throughout the world. Our DigiBAK service is not limited by geographic concerns. As new customers are added, we will also add capacity to our Data Storage Center that has virtually unlimited scalability. Our Data Storage Center occupies approximately 1,500 square feet of this facility, at a cost of $3,300 per month and houses our equipment and software.
We lease 8,736 square feet of office space, consisting of floors three and four of the building located at 266 East 7th Street, St. Paul, MN 55101 (the “Upper Corner Lease”), for base rent of $6,450 per month. This lease expired on December 31, 2011 and continue to lease the premises on a month-to-month basis.
ITEM 3:    LEGAL PROCEEDINGS
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

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the PinkSheets under the trading symbol of “DIGI”. The following table sets forth the high and low price for our common stock as quoted on the internet trading services for the quarterly periods Within the last two fiscal years. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 13, 2012, the closing bid price was $0.08 for the high and $0.08 for the low per share.

	Closing Bid
Quarter Ended	High	Low
March 31, 2010*	$0.28	$0.28
June 30, 2010*	$0.19	$0.18
September 30, 2010*	$0.24	$0.21
December 31, 2010*	$0.21	$0.21
March 31, 2011*	$0.13	$0.13
June 30, 2011*	$0.07	$0.06
September 30, 2011*	$0.08	$0.07
December 31, 2011*	$0.04	$0.04
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
Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,535,707	*	$0.34	0 1,928,635	(2) (3)
Equity compensation plans not approved by security holders	None		None	None
Total	8,535,707	(1)	$0.34	0 1,928,635	(2) (3)

(1)
Reflects the overall grant of five year options totaling 12,112,365 that vest over various periods, less (1) the cancellation, effective April 17, 2008, of an option to purchase 525,000 shares granted to an employee who are no longer employed by us and (2) the forfeiture of options totaling 9,240,342 pertaining to employees who are no longer employed by us.

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
Purchases of Equity Securities by Us and Affiliated Purchasers
There were no purchases of our equity securities by us during the years ended December 31, 2011, and 2010.

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
Through our DigiBAK service, we combine powerful, agent-less backup software with our SAS 70 compliant facility, to deliver to our customers an efficient and effective online-offsite data backup and restore solution. Our facilities enable us to provide offsite disaster recovery emphasizing intraday protection and restore for all of our customer primary data centers and geographically dispersed offices or campus settings. Our DigiBAK Vault is a top-line SAS 70 complaint facility that provides web based on-demand backup/restore service with all the benefits of direct fiber access to a “Level 5” data center. The Vault has 24/7 onsite physical security, including security guards, motion detectors, security cameras, card-key access, separate cages with individual locking cabinets and ladder racking. It also has battery generator back up power, temperature and humidity controls and fire suppression systems. Geographically, we are located at the center point of the Metropolitan area network. Being centrally located at the focal point of the Twin Cities Fiber Channel and Gig loop, the pipeline for data and load capabilities are immense.
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
As a result of our sales and marketing efforts of our DigiBAK product, our customer base has expanded from approximately 20 in fiscal 2005 to approximately 100 in fiscal 2006, 508 in 2007, 731 in 2008, 789 in 2009, 890 in 2010 and 910 as of December 31, 2011. While our annual sales increased from $402,638 in 2006 up to $3,192,463 in 2009, in 2010 we began to experience a decline in annual sales posting $2,143,882 in 2010 and $1,480,154 in2011. Despite this strong overall customer trend, we continue to struggle with profitability because of increasing competitive pressure causing commodity-like pricing through cloud-like storage. While we have continued to grow our customer base, we have also had to adjust pricing to maintain competitive advantage. We have significantly improved our support infrastructure and have been able to hold our margins. We still need to raise cash in 2011 to grow our overall business, but we believe we are in a much better financial and expense position than we were a year ago through targeted expense reduction and debt conversion. The product features that we are offering to our clients we believe have superior functionality to the mainstream competition and fill a customer need. We expect this gain new business in 2012.
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
Intellectual Property Protection
We have taken action to protect our key DigiLIBE technologies. Currently pending are four key claims filed for patent protection in our initial patent application filed in January, 2009. Going forward, we will strive to enhance our innovative products and we will continue to protect Digitiliti’s Intellectual Property.
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
Company Funding
In order to fund continuing operations and the growth of the new product DigiLIBE, we have aggressively reduced overall operating costs to increase profitability of our DigiBAK operations. We have continued to reduce the annual salaries and wages associated with our DigiBAK operations by over 20% in the past two years, while increasing operational efficiencies and lowering overall costs of goods sold. As previously stated, we implemented additional restructuring of our DigiBAK operations to increase profitability, improve cash flow and reduce cash burn rate. Through these actions, we have continued to reduce our cash burn rate per month associated with DigiBAK business.
At present, we continue to raise additional capital to provide the financial resources needed to achieve our strategy, while we are balancing our desire to aggressively launch our new product with the reality of available capital.
Throughout 2011, our continuing operations have been funded, in large part, through the following:

1.
On February 28, 2011, the Company completed the placement of $1,182,844 of Secured Convertible Promissory Note (the “Notes”) and Warrants (collectively, the “First Secured Convertible Debt Offering”). The Lenders in the First Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Notes for a total principal amount of $1,301,128. The Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and are convertible to common shares at $0.20 per share. The Notes are secured by a first lien on all assets of the Company. In conjunction with the First Secured Convertible Debt Offering, the Lenders received warrants to purchase an aggregate of 3,252,821 common shares. The warrants vested immediately, have a five year term, a $0.30 exercise price and are redeemable by the Company in the event of an acquisition.

2.
On June 28, 2011, the Company initiated the placement of a $1,500,000 Junior Secured Convertible Debt Offering that provides for the sale of up to an aggregate principal amount of $1,500,000 Junior Secured Convertible Promissory Notes (the “Junior Notes”) and Warrants. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company. In addition, the investors in this Junior Secured Convertible Debt Offering receive five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share.
On June 28, 2011, we closed on the first $500,000 tranche of the Junior Secured Convertible Debt Offering. In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the investors received warrants to purchase an aggregate of 833,333 common shares. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
On September 15, 2011, we broke escrow on the remaining $1,000,000 available under the second tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $550,000 of proceeds from the sale of the Junior Notes. In conjunction with the sale of $550,000 of these Junior Notes, the investors received an aggregate of 916,667 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
On December 5, 2011, we broke escrow on the third tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $30,000 of proceeds from the sale of Junior Notes. In conjunction with the sale of $30,000 of these Junior Notes, the investors received an aggregate of 50,000 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
And on December 31, 2011, we closed the fourth tranche of the $1,500,000 Junior Secured Convertible Debt Offering by converting $379,534 of existing convertible debt into the Junior Secured Convertible Debt Offering. In conjunction with the conversion of this $379,534 of existing convertible debt through the issuance of the Junior Notes, the investors received an aggregate of 682,556 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.

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
We have financed our operations, debt service and capital requirements through cash flows generated from operations, the issuance of secured and unsecured convertible debt financing, capital leases and issuance of equity securities. We had a working capital deficit of $2,324,242 at December 31, 2011. We had cash of $499 as of December 31, 2011, compared to having cash of $27,557 at December 31, 2010.
We used $1,657,773 of net cash in operating activities for the year ended December 31, 2011, compared to net cash flows used in operating activities of $1,916,844 for the year ended December 31, 2010. Cash used in operating activities during the year ended December 31, 2011, funded a net loss of $3,988,543. This net loss was offset by non-cash charges of $385,154 for amortization and depreciation, $755,409 associated with stock options expense, $414,402 related to amortization of the discount on our convertible debt and deferred financing costs, $67,614 loss on settlement of debt, $54,840 bad debts expense, $111,050 for common stock issued for services and $58,548 warrants expense. Cash used in operating activities during the year ended December 31, 2010, funded a net loss of $6,414,639. This net loss was offset by non-cash charges of $632,670 for amortization and depreciation, $310,967 associated with stock options expense, $372,836 related to amortization of the discount on our convertible debt and deferred financing costs, $306,428 loss on settlement of debt, $40,893 bad debt expense, $238,340 for common stock issued for services, $1,522,950 additional beneficial conversion feature on converted notes, and $456,329 of warrants expense.
Net cash flows used by investing activities was $5,863 for the year ended December 31, 2011, compared to net cash flows used in investing activities of $69,509 for the year ended December 31, 2010. Both comparable totals are attributed to our purchase of property and equipment and software licenses during these two periods.
Net cash flow provided by financing activities were $1,636,578 for the year ended December 31, 2011, compared to net cash provided by financing activities of $1,872,824 for the year ended December 31, 2010. During 2011, cash provided by financing activities is primarily due to net proceeds of $1,891,494 received from the issuance of convertible debt, proceeds from debt and related party debt of $166,000 and proceeds from the sale of common stock of $63,000 that supported payments of $23,308 on capital lease obligations, $235,607 payments on notes payable and $225,001 payments on convertible note. During 2010, cash provided by financing activities is primarily due to proceeds of $1,619,050 received from the issuance of equity securities, $509,900 received from the exercise of warrants and proceeds of $250,000 from convertible notes payable that supported payments of $46,554 on capital lease obligations, $364,572 payments on notes payable and $95,000 payments on convertible notes.
Results of Operations
Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010
Our sales for 2011 decreased to $1,480,154 compared to $2,143,882 in 2010, reflecting a $663,728 decrease in annual revenue, despite an increase in the number of our customers to 910 at December 31, 2011 from 890 at December 31, 2010. During 2011, we experienced considerable competitive and economic pressure on our pricing due to an ever-expanding range of viable alternative storage platforms and services offered throughout the industry and the weak economy. Concurrent with the pricing pressure, we took action to restructure our resources, strengthened our VAR relationships, repositioned our offering and refined other aspects of the DigiBAK business to increase our margins. Customers remain highly satisfied with the service and simplicity of our DigiBAK offering, attributes of which are competitive differentiators and sought after by new customers.
Gross profit for 2011 was $165,930 compared to $640,119 in 2010, reflecting a 74% decrease from 30% in 2010 down to 11% in 2011. Our overall gross margin has remained stable due to actions taken in 2011 to restructure the resources associated with our DigiBAK business and the inherent benefits of our business model that relies on the organic growth of our customer’s data, yet does not require a proportionate expenditure in capital costs. We manage our Data Storage Center to plan for growth and capacity and can efficiently manage and support this data growth without requiring significant capital cost in the short term. We do, however, plan to refresh our hardware technology on a three to four year cycle, which will be coming up in 2012.
Research and development expenses during 2011 were $447,476 compared to $992,210 in 2010. In 2009, we reorganized out development effort by redefining the DigiLIBE architecture and release plan, we brought the software development in-house with a combination of internal and targeted skilled contractors and streamlined the development process, which produced a much more efficient and effective approach. We continued this effort during 2010 and 2011 producing greater focus and oversight over design architecture and cost control which resulted in the successful development and first quarter 2010 roll-out of our DigiLIBE product.
During 2011, we incurred sales and marketing expense of $527,399, compared to $849,337 incurred during 2010. Our 2011 sales and marketing plan reflected a redesign of our website coupled with our transition to a new public relations firm, which helped get our message viral, generate qualified leads and be able to increase Digitiliti’s reach across the internet to potential customers more effectively.
General and administrative expenses decreased by $262,080 to $2,419,445 in 2011 compared to $2,681,525 incurred during 2010. The decrease is primarily attributable to a reduction in our overall personnel and those attendant costs including associated insurance cost and other resources. This reduction in general and administrative expenses reflects the company's disciplined cost containment system that has historically reduced the general overhead expenses through personnel realignment to priorities and goals, vendor contract negotiations, stock based compensation alternatives, insurance costs and a daily/weekly focus between the CEO and CFO on expenditures.
Interest expense for 2011 decreased by $1,532,719 to $692,539, compared to $2,225,258 incurred in 2010. During 2010, the company initiated a program to convert its outstanding convertible debt into shares of the company’s common stock. During 2010, the company converted a large portion of its convertible note debt portfolio which resulted in the recognition of associated beneficial conversion feature and unamortized warrant cost that was reflected as interest expense during 2010.
Recent and other Significant Events affecting our results of Operations and Financial Condition
On February 28, 2011, the Company completed the placement of $1,182,844 First Secured Convertible Promissory Note and Warrants (the “First Secured Convertible Debt Offering”). All of the securities issued in conjunction with the First Secured Convertible Debt Offering were made to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, The Lenders in the First Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Secured Convertible Promissory Notes. The First Secured Convertible Promissory Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and a $.20 per share conversion rate in the Company’s common stock. The First Secured Convertible Promissory Notes are secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $100,000 of original principal amount of other notes against the Company’s vault.
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
The First Secured Convertible Debt Offering was conducted in order to implement a previously approved repayment of debt obligations owed to two stockholders (the “Miners”) (see Footnote 6, Note Payable and Footnote 7, under “Other Convertible Notes”), as well as provide additional working capital for the Company. The debt obligations owed to the Miners by the Company ( the “Miner Debt”) were secured by a first lien on the Company’s assets and consisted of the following: a $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. Contemporaneously with the closing of the Secured Convertible Debt Offering, the Company and the Miners executed a Repayment of Note Obligations and Release of Security Interest Agreement that provided for the repayment of $431,540 of principal of the Miner Debt with the remaining principal balance owed of $100,000 being converted into a secured promissory note under the Secured Convertible Debt Offering. Correspondingly, all outstanding accrued interest owed on the Miner Debt of $103,109 was paid to the Miners in the form of 687,393 shares of the Company’s common stock, along with a modification in terms on 350,000 common stock purchase warrants previously issued to the Miners and the issuance of an additional 200,000 warrants reflecting a five year term and a $.30 per share exercise price. After completion of all documentation reflecting the repayment of the Miner Debt, the Miners released their first lien in the Company’s assets in preference to those Lenders associated with the Secured Convertible Debt Offering.
In June, 2011, the Company initiated the placement of $1,500,000 Junior Secured Convertible Promissory Note and Warrants (the “Junior Secured Convertible Debt Offering”).The investors in the Junior Secured Convertible Debt Offering received five-year warrants to purchase that number of common shares equal to 10% of the principal amount of their Junior Note(s) divided by the exercise price of $.06 per share. The Junior Notes bear interest at 8% per annum, have a 24-month maturity date and are secured by the assets of the Company with the repayment being subordinated to the repayment of all secured notes previously issued by the Company. The Junior Notes also contain a contingent conversion option wherein, at the option of 60% of the investors and twelve months following the closing of the first tranche, all or a portion of the principal amount and accrued interest may be converted into common shares at an exercise price of $.06 per share but only if the Junior Secured Convertible Debt Offering has been raised. However, the Junior Notes automatically convert into common shares upon a subsequent equity funding round of at least $3 million of new equity capital ("Qualified Round") at a per share price equal to the per share price of the qualified round. All of the securities issued in conjunction with the Junior Secured Convertible Debt Offering were sold to “accredited investors” as those terms are defined on Rule 501 of Regulation D of the Securities and Exchange Commission, and each such person had prior access to all material information about the Company. The offer and a sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to, among other reasons, Section 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission. Registration of sales to “accredited investors” are preempted from state regulation.

On June 28, 2011, we closed on the first $500,000 tranche of the Junior Secured Convertible Debt Offering. In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the investors received warrants to purchase an aggregate of 833,333 common shares. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
On September 15, 2011, we broke escrow on the remaining $1,000,000 available under the second tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $550,000 of proceeds from the sale of the Junior Notes. In conjunction with the sale of $550,000 of these Junior Notes, the investors received an aggregate of 916,667 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.

On December 5, 2011, the Company closed on the sale of $30,000 of proceeds from the sale of the Junior Notes. In conjunction with the sale of $30,000 of these Junior Notes, the investors received an aggregate of 50,000 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.
On December 31, 2011, we closed the fourth tranche of the $1,500,000 Junior Secured Convertible Debt Offering by converting $379,534 of existing convertible debt into the Junior Secured Convertible Debt Offering. In conjunction with the conversion of this $379,534 of existing convertible debt through the issuance of the Junior Notes, the investors received an aggregate of 632,556 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.

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
New Accounting Pronouncements
We do not expect the adoption of any recently issued accounting pronouncement's to have, a material impact on the Company’s consolidated financial statements.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements during 2011 and 2010.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGITILITI, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

C O N T E N T S

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	30

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	31

Consolidated Statements of Operations	32

Consolidated Statements of Stockholders’ Deficit	33

Consolidated Statements of Cash Flows	34

Notes to Consolidated Financial Statements	36 – 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors

Digitiliti, Inc.

St. Paul, Minnesota
We have audited the accompanying consolidated balance sheets of Digitiliti, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statement of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digitiliti, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
April 16, 2012

DIGITILITI, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010 (Restated)
ASSETS
CURRENT ASSETS
Cash	$499	$27,557
Accounts receivable, net	243,775	333,687
Other current assets	354,156	247,970
Total current assets	598,430	609,214
Property and equipment, net	36,028	158,105
Software license, net	179,394	436,608
Deferred financing costs	214,863	4,466
Other assets	4,293	6,322
Total assets	$1,033,008	$1,214,715
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$820,308	$692,923
Accounts payable — related parties	35,287	—
Accrued expenses	694,892	554,978
Deferred income	6,040	9,989
Notes payable	94,095	231,540
Notes payable - related parties	66,000
Current maturities of convertible debt, net of unamortized discounts	1,163,936	782,941
Current maturities of convertible debt - related parties, net of unamortized discounts	42,114
Current maturities of capital lease obligations	—	23,308
Total current liabilities	2,922,672	2,295,679
Convertible debt, non-current, net of unamortized discounts	1,291,218	250,000
Convertible debt, non-current - related parties, net of unamortized discounts	83,041
Other liabilities	—	3,607
Total liabilities	4,296,931	2,549,286
STOCKHOLDERS’ DEFICIT
Series A Convertible Preferred Stock, $0.001 par value; 1,200,000 shares authorized for Series A, 668,720 and 724,187 outstanding shares issued and outstanding	669	724
Series B Convertible Preferred Stock, $1.00 par value; 2,000,000 shares authorized for Series B, 420,000 shares issued and outstanding	420,000	420,000
Common stock, $.001 par value; 125,000,000 shares authorized, 70,196,678 and 65,699,753 shares issued and outstanding	70,197	65,700
Additional paid-in capital	25,636,202	23,581,453
Accumulated deficit	(29,390,991)	(25,402,448)
Total stockholders’ deficit	(3,263,923)	(1,334,571)
Total liabilities and stockholders’ deficit	$1,033,008	$1,214,715
See notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
REVENUES	$1,480,154	$2,143,882
COST OF REVENUES	(1,314,224)	(1,503,763)
GROSS PROFIT	165,930	640,119
OPERATING EXPENSES
Selling and marketing	527,399	849,337
General and administrative	2,419,445	2,681,525
Research and development	447,476	992,210
Total operating expenses	3,394,320	4,523,072
LOSS FROM OPERATIONS	(3,228,390)	(3,882,953)
OTHER INCOME (EXPENSE)
Gain (loss) on extinguishment of debt	(67,614)	(306,428)
Interest expense	(692,539)	(2,225,258)
Total other expense	(760,153)	(2,531,686)
NET LOSS	$(3,988,543)	$(6,414,639)
NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.06)	$(0.12)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	68,102,619	54,284,942
See notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock				Additional
					Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, DECEMBER 31, 2009	—	$—	—	$—	38,808,736	$38,809	$15,124,065	$(18,987,809)	$(3,824,935)
Stock issued for convertible debt	—	—	—	—	16,329,869	16,330	3,249,643	—	3,265,973
Stock issued for cash	—	—	—	—	6,565,000	6,565	1,192,485	—	1,199,050
Stock issued for services	—	—	—	—	1,082,253	1,082	234,038	—	235,120
Stock issued as payment of payables	—	—	—	—	364,395	364	66,735	—	67,099
Warrants exercised for cash					2,549,500	2,550	507,350		509,900
Preferred stock issued for debt and interest	724,187	724	—	—	—	—	648,208	—	648,932
Preferred stock issued for cash			420,000	420,000					420,000
Beneficial conversion feature and incremental increase in fair value of conversion options and warrants on converted notes	—	—	—	—	—	—	1,522,950	—	1,522,950
Beneficial conversion feature on extinguished of debt	—	—	—	—	—	—	259,683	—	259,683
Warrant expense	—	—	—	—	—	—	456,329	—	456,329
Warrants issued as settlement of liabilities							9,000		9,000
Employee stock option expense							310,967		310,967
Net loss	—	—	—	—	—	—	—	(6,414,639)	(6,414,639)
BALANCE, DECEMBER 31, 2010	724,187	724	420,000	420,000	65,699,753	65,700	23,581,453	(25,402,448)	(1,334,571)
Stock issued for cash, net of issuance costs	—	—		—	1,400,000	1,400	61,600	—	63,000
Stock issued for services	—	—	—	—	1,557,197	1,557	109,493	—	111,050
Stock issued for liabilties	—	—	—	—	887,393	888	112,221	—	113,109
Series A preferred shares converted to common	(55,467)	(55)	—	—	277,335	277	(222)	—	—
Shares issued for debt conversion			—	—	375,000	375	74,625	—	75,000
Option expense	—	—			—	—	755,409	—	755,409

Warrants expense	—	—	—	—	—	—	157,100	—	157,100
Warrants issued for debt issuance costs	—	—	—	—	—	—	207,235	—	207,235
Incremental increase in fair value of modified warrants	—	—	—	—	—	—	384	—	384
Debt discount due to beneficial conversion feature	—	—	—	—	—	—	144,635	—	144,635
Debt discount due to warrants issued with debt	—	—	—	—	—	—	432,269	—	432,269
Net loss	—	—	—	—	—	—	—	(3,988,543)	(3,988,543)
BALANCE, DECEMBER 31, 2011	668,720	$669	420,000	$420,000	70,196,678	$70,197	$25,636,202	$(29,390,991)	$(3,263,923)

See notes to consolidated financial statements.

DIGITILITI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(3,988,543)	$(6,414,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	127,940	336,797
Amortization of software licenses	257,214	295,873
Amortization of deferred financing costs	109,344	41,252
Amortization and write of discount on convertible debt	305,058	331,584
(Gain) loss on extinguishment of debt	67,614	306,428
Bad debt expense	54,840	40,893
Shares issued for interest expense	—	—
Common stock issued for services	111,050	238,340
Option expense	755,409	310,967
Additional beneficial conversion feature on converted debt	—	1,522,950
Warrants expense	58,548	456,329
Changes in operating assets and liabilities:
Accounts receivable	35,072	109,623
Other current assets	(106,186)	(27,666)
Other assets	2,029	1,000
Accounts payable — trade	201,183	384,595
Accounts payable — related parties	35,287	(7,861)
Accrued expenses	326,216	155,198
Deferred income	(3,949)	9,989
Deferred rent	(5,899)	(8,496)
Net cash provided by (used in) operating activities	(1,657,773)	(1,916,844)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,863)	(50,227)
Purchases of software licenses	—	(19,282)
Net cash used in investing activities	(5,863)	(69,509)
FINANCING ACTIVITIES
Proceeds from issuance of convertible debt, net of financing costs	1,746,494	250,000
Proceeds from issuance of convertible debt - related party	145,000
Proceeds from exercise of warrants	—	509,900
Proceeds from issuance of preferred stock	—	420,000
Payments on convertible debt	(225,001)	(95,000)
Payments on capital lease obligations	(23,308)	(46,554)
Payments on notes payable	(235,607)	(364,572)
Proceeds from notes payable	100,000	—
Proceeds from due to related parties	66,000	—
Proceeds from sale of common stock, net of issuance costs	63,000	1,199,050
Net cash provided by financing activities	1,636,578	1,872,824
NET INCREASE (DECREASE) IN CASH	(27,058)	(113,529)

	Years Ended December 31,
	2011	2010
CASH
Beginning of year	27,557	141,086
End of year	$499	$27,557
Cash paid for interest	$92,186	$77,710
Cash paid for income tax	—	—
Non-Cash Financing and Investing Activities:
Conversion of debt and accrued interest to common stock	$75,000	$3,265,973
Preferred stock issued for debt and accrued interest	—	724,187
Stock issued to settle liabilities	144,431	72,879
Addition to property and equipment and maintenance fees paid through issuance of note	—	56,634
Accrued interest converted to debt principal	113,377	21,107
Warrants issued for debt financing costs	207,235	—
Common stock issued for conversion of Series A preferred stock	277
Convertible debt issued for debt issuance costs	64,000
Debt discount due to beneficial conversion feature	144,635
Discount due to warrants granted with convertible notes	432,269	—

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
Principles of Consolidation
The consolidated financial statements included the accounts of Digitiliti, a Delaware corporation and its wholly owned subsidiary, Cyclone Acquisition Corp. , a Minnesota corporation. All significant intercompany balances and transactions were eliminated.
Correction of a Prior Period

During the year, the Company discovered and corrected an error related to the expensing of options from 2007 through 2010. The error resulted in an overstatement of stock compensation expense and additional paid in capital. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2011, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the year ended December 31, 2010.

The Consolidated Balance Sheets as of December 31, 2010 and 2009 were also revised to reflect the cumulative effect of the error described above. The adjustment resulted in a decrease in accumulated deficit and additional paid in capital of $828,024. There was no impact to the total consolidated stockholders' deficit as of December 31, 2010 and 2009.

The adjustments to the Consolidated Statements of Cash Flows for the year ended December 31, 2010 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities.

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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on the aging, historical experience and management’s judgment of the individual accounts receivable. Accounts receivable are written off against the allowance when management determines a balance is uncollectible and no longer actively pursues collection. Accounts receivable is presented net of the allowance for doubtful accounts of $48,281 and $10,753 at December 31, 2011 and 2010, respectively.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Computer equipment and furniture and fixtures are depreciated over three to five years. Maintenance and repairs are charged to operations when incurred.

Software Licenses
Certain software is licensed from two vendors to facilitate the secure online data storage solution. The licenses are nonexclusive. These licenses were fully paid in a prior year and are owned outright by the Company and are amortized over five years from the date of purchase.
Long-Lived Assets
All long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows that can be generated by those assets are less than the carrying value of the assets. When an impairment loss is recognized, the carrying amount is reduced to its estimated fair value based on appraisals or other reasonable methods to estimate fair value. There was no impairment of long-lived assets as of December 31, 2011 and 2010.
Deferred Financing Costs

Costs associated with the issuance of debt is capitalized as deferred financing costs and amortized into interest expense using the effective interest method over the life of the related debt. At December 31, 2011 and 2010, unamortized deferred financing costs incurred totaled $214,863 and $4,466, respectively. Amortization of deferred financing costs for the years ended December 31, 2011 and 2010 was $109,344 and $41,252 respectively.

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

Research and Development Costs

Research and development costs are expensed as incurred. The Company expensed third party development costs totaling $447,476 and $992,210 in 2011 and 2010, respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2011 and 2010.

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
Net Loss per Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed based on the weighted-average number of common shares outstanding increased by dilutive common stock equivalents. For the years ended December 31, 2011 and 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted earnings per common share.

Reclassifications

Certain 2010 amounts have been reclassified to conform to 2011 presentation.

General and administrative

General and administrative expenses for the year ended December 31, 2011 includes $181,050 of expenses related to expenses incurred for services to upgrade our vault operations and support.
Recently Issued Accounting Pronouncements

Management does not expect the adoption of any recently issued accounting pronouncements to have a material impact on the Company's consolidated financial statements.

2.    Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $3,988,543 for the year ended December 31, 2011 and has negative working capital at December 31, 2011 of $2,324,242. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

3.    Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
Computer equipment	$2,661,934	$2,656,071
Furniture and fixtures	14,511	14,511
	2,676,445	2,670,582
Less — accumulated depreciation	(2,640,417)	(2,512,477)
	$36,028	$158,105

Depreciation expense totaled $127,940 and $336,797 in 2011 and 2010, respectively.

4.    Software Licenses

Software licenses consisted of the following:

	December 31,
	2011	2010
Software licenses	$1,553,132	$1,553,132
Less — accumulated amortization	(1,373,738)	(1,116,524)
	$179,394	$436,608

Amortization expense totaled $257,214 and $295,873 in 2011 and 2010, respectively.

5.    Related Party Transactions

At December 31, 2011 and 2010, balances due t related parties consisted of the following:

	2011	2010
Miscellaneous payables to various employees, bearing no interest, due on demand, unsecured	$35,287	$—
Notes payable to Directors, bearing interest at 12% per annum, maturing between June 25, 2011 and September 1, 2011, secured against accounts receivable, past due as of December 31, 2011	66,000	—
Convertible notes payable to Directors and Officers, bearing interest between 8% and 12% per annum, maturing between August 1, 2012 and June 28, 2013, convertible into common stock at rates between $0.06 and $0.20 per share, secured, net of unamortized discounts of $19,845	125,155	—
	$226,442	$—

Management and Founders Agreements:

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

Upon the closing of this convertible note offering in October 2009, we initiated an equity offering in November 2009 of our common stock that comprised “restricted securities” as that term is defined in Rule 144 of the Securities and Exchange Commission at a price of $0.20 per share, for total aggregate gross proceeds through May 11, 2010, of $1,857,000. In conjunction with specific monies raised by M2 Capital that were associated with this equity offering, M2 received a 10% introduction fee of $118,000 through May 11, 2010. The related fees were charged to additional paid in capital as stock issuance costs.

In February 2011, we initiated a $1,182,884 raise through the issuance of 12% convertible notes that were secured by a first lien on all assets of the Company; provided, however, that the Lenders agreed to subordinate to a lien with respect to up to $100,000 of original principal amount of other notes secured against the Company's vault assets. This offering also included warrants to purchase an aggregate of 3,252,821 shares of the Company's common stock.In conjunction with the offering, M2 received $9,500 reflecting the 10% introduction fee. The introduction fee was charged to deferred financing costs.

In total, M2 partners earned total fees of approximately $9,500 and $118,000 for the years ended December 31, 2011 and 2010, respectively.

6.    Notes Payable

We issued a $250,000 promissory note to a stockholder dated December 15, 2005. The note mirrors a promissory note between the stockholder and his bank, which matured on December 15, 2009 and had an interest rate 0.5% above the bank's index rate (6.00% at December 31, 201 and 2010). Subsequent to December 15, 2009, the maturity date of the note was extended to February 1, 2011. The unpaid principal balance under this note was $231,540 as of December 31, 2010. On February 28, 2011, this note was paid in full (see Note 7).

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

During April 2011, the Company borrowed $50,000 from a third party. This note is unsecured, bears interest at 12% per annum and matures on October 8, 2011. In connection with the loan, the lender received warrants to purchase an aggregate of 25,000 common shares at an exercise price of $0.20 per share. The warrants vested immediately and have a term of five years. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $1,923 and was recorded as a discount to the note. The entire discount was amortized to interest expense during 2011.

On December 13, 2011, the Company borrowed $50,000 from a third party. This note is secured against the Company's accounts receivable, bears interest at 12% per annum and matures March 13, 2012. In connection with the loan, the lender received warrants to purchase an aggregate of 50,000 common shares at an exercise price of $0.05 per share. The warrants vested immediately and have a term of five years. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $2,381, which was recorded as a debt discount. The debt discount is being amortized over the life of the note using the effective interest method. The amortization expense recorded on the discount during 2011 totaled $543.

7.    Convertible Debt

A summary of the convertible debt activity, including related party convertible debt, for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Convertible debt, net at beginning of period	$1,032,941	$3,679,273
Add: proceeds from issuance of new debt	2,058,284	250,000
Add: accrued interest converted into debt	113,377	—
Add: amortization of discounts	302,592	385,968
Add: convertible debt issued for debt issuance costs	64,000	—
Less: 10% face discounts	(118,284)	—
Less: discounts due to warrants issued with debt	(427,965)	—
Less: discounts due to beneficial conversion features	(144,635)	—
Less: principal converted to common stock	(75,000)	(3,187,300)
Less: principal payments	(225,001)	(95,000)
Total convertible debt, net at end of period	2,580,309	1,032,941
Current maturities of convertible debt, net at end of period	(1,206,050)	(782,941)
Convertible debt, non-current, net at end of period	$1,374,259	$250,000

A summary of the contingent beneficial conversion features for the years ended December 31, 2011 and 2010 are as follows:

Unrecognized beneficial conversion feature (BCF) at December 31, 2009	$1,079,669
Less: beneficial conversion feature charged to interest on converted and extinguished debt	(1,041,079)
Unrecognized contingent beneficial conversion features at December 31, 2010	38,590
Add: contingent beneficial conversion features on new debt	185,572
Unrecognized contingent beneficial conversion features at December 31, 2011	224,162
12% Convertible debt — $5.5 million Private Offering

In March 2007, we engaged M2 (see Note 5 — Related Party Transactions) to raise up to $5.5 million from the sale of 12% convertible debt and warrants. This $5.5 million raise was closed in September 2008. Under the initial conversion terms, the debt was convertible into common stock at $0.50 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In addition, for each $1 invested, the investor receives one half warrant to acquire one half of a share of common stock with a five year term at $1.50 per share (the A warrants); and one half warrant to acquire one half share of common stock with a five year term at $2.25 per share (the B warrants). Each warrant cannot be exercised during the first 6-months and one day following issuance, unless there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. The warrants are callable at $0.01 per warrant, if the common stock of the Company trades for 20 consecutive days on its principal market above $2.25 for the first one half warrant and $3.00 for the second one half warrant, provided there is an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. A total of 840,000 warrants at $1.00, 2,330,000 warrants at $1.50 and 2,330,000 warrants at $2.25 were issued.

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

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model and recorded as a debt discount, which is being amortized over the life of the debt using the effective interest method. The total discount recorded was $2,116,131 and the unamortized balance at December 31, 2011 and 2010 was $0.

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

Likewise, the contingency related to the contingent beneficial conversion feature was resolved on the respective dates of conversion. The beneficial conversion features calculated on the respective commitment dates were fully recognized through interest expense and additional paid in capital. During 2010 and 2009, $913,994 and $776,725, respectively, of the contingent beneficial conversion feature was recognized into interest expense. At December 31, 2011 and 2010, the unamortized debt discount on the convertible debt and the unrecognized contingent beneficial conversion feature amounted to $0 and $38,590, respectively.

During 2011, the Company completed a repayment plan with one of the note holder from the $5.5 million Private Offering that reflected the repayment of accrued interest of $37,100 with the conversion of the outstanding $75,000 principal balance into 375,000 shares of the Company common stock based on a $0.20 per share conversion rate.

As of December 31, 2011, the unpaid principal amounts under the $5.5 million Private Offering totaled $115,000 and 190,000, respectively. The Company is in default on $115,000 of the convertible debt and accrued interest of $63,266 as of December 31, 2011.

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
The convertible debt was evaluated for a beneficial conversion feature at which time it was concluded that a contingent beneficial conversion feature existed for a substantial portion of the convertible debt. The beneficial conversion feature was measured using the commitment-date stock price to be $127,085, which will be recorded once the contingency has been resolved. In addition, the relative fair value of the warrants were measured using the Black-Scholes Option Pricing Model to be $123,618 and recorded as a debt discount, which is amortized over the life of the debt using the effective interest method. The unamortized discount as of December 31, 2010 amounted to $7,059 and it was fully amortized to interest expense during 2011.

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

During 2011, the Company repaid an aggregate of $75,000 of outstanding notes associated with the $750,000 Private Offering

On December 31, 2011, a holder of a secured note under the $750,000 Private Offering agreed to convert the outstanding principal balance due of $25,000, along with the associated accrued interest of $6,867, into the Company's $1,500,000 Junior Secured Convertible Debt Offering. In conjunction with the conversion of this $31,867 of existing secured convertible debt into the Company's Junior Secured Convertible Debt Offering, the investor received an aggregate of 53,111 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.

The Company evaluated the conversion of the $31,867 secured convertible debt into the Junior Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The fair value of the 53,111 common stock warrants of $2,124 was recorded as a loss on extinguishment of debt during the year ended December 31, 2011.

As of December 31, 2011 and 2010, the outstanding unpaid principal under the $750,000 Private Offering totaled $0 and $100,000, respectively.

Other Convertible Notes

In October 2008, we issued a $250,000 12% convertible note. The note was originally convertible into our common stock at $0.50 per share. The debt is guaranteed by a stockholder of the Company. In conjunction with this convertible debt, we issued stock warrants to purchase 150,000 shares and 100,000 shares, respectively, of Digitiliti common stock with a five year term at $0.50 per share. This convertible note reflected a 6-month maturity date that was later extended to October 16, 2009.

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

On December 31, 2011, the note holder agreed to convert the entirety of the outstanding balance due of $347,667 convertible debt, reflecting a principal balance due of $250,00, along with accrued interest of $97,667, into the Company's $1,500.000 Junior Secured Convertible Debt Offering (see below). In conjunction with the conversion of this $347,666 of existing convertible debt into the Company's Junior Secured Convertible Debt Offering, the investor received an aggregate of 629,444 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share.

The Company evaluated the conversion of the $347,667 convertible debt into the Junior Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The fair value of the 629,444 common stock warrants of $25,178 was included in the loss on extinguishment of debt for the year ended December 31, 2011.

In November 2008, we issued a $250,000 12% convertible note. The debt can be converted into our common stock at $0.35 per share, subject to an effective registration statement covering the underlying common stock that has been filed with the Securities and Exchange Commission. In conjunction with this convertible debt, we issued stock warrants to purchase 250,000 shares of Digitiliti common stock with a five year term at $0.50 per share.

Pursuant to a security agreement with the stockholder, our DigiLIBE software and our DigiBAK vaults along with other intellectual properties serve as the collateral for the above guarantee, convertible debt and the related note payable (see Note 6). The convertible note matured on May 20, 2009 and became past due.

On June 30, 2010, the Company modified the terms of this convertible note whereby the maturity date was extended from May 20, 2009 to August 31, 2010. The Company evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and did not qualify as a debt extinguishment. Accordingly, no gain or loss was recognized from the modification. On February 28, 2011, the Company entered into an agreement to repay and modify this $250,000 12% convertible debt, along with two additional debt obligations, that were secured by a first lien on the Company's assets and consisted of the following: this $250,000 12% secured convertible note issued in November 2008 with a $0.35 per share conversion rate; a $50,000 payable that was due on demand and bore interest at 10% per annum; and a $231,540 6% promissory note that was due on demand. The terms of the agreement provided for the repayment of $431,540 of principal on the combined debt and payable with the remaining principal balance owed of $100,000 being converted into a Note under the 12% First Secured Convertible Debt Offering. In addition, the outstanding accrued interest owed to these two stockholders of $103,109 was paid through the issuance 687,393 common shares. Under the agreement, the terms of 350,000 warrants previously granted to these stockholders were modified whereby the exercise price was reduced to $0.15 and the term changed to 5 years. An additional 200,000 warrants with a 5-year term and a $0.20 per share exercise price and 275,000 warrants with a 5-year term and a $0.30 per share exercise price were also granted to these stockholders. Upon final payment of the loan on April 21, 2011, the stockholders released their first lien in the Company's assets in preference to those lenders associated with the First Secured Convertible Debt Offering. The Company evaluated the modification of the $100,000 into the 12% First Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The incremental increase in the fair value of the 350,000 modified warrants of $384, the fair value of the additional 200,000 warrants issued of $30,000 and the fair value of the 275,000 warrants issued under the terms of the Secured Debt Offering of $41,250 were recorded as a loss on the extinguishment of debt during 2011.

In November and December 2010, the Company issued an aggregate of $250,000 of 12% convertible debt to a stockholder. The debt reflects an 18-month maturity date and can be converted into common stock at $0.20 per share. The debt is secured by a lien on all assets of the Company; provided, however, that the stockholder agrees to be subordinate with respect to up to $100,000 of original principal amount of other note against the vault. The funds were advanced with the intent of buying into the 12% First Secured Convertible Debt Offering. On February 28, 2011, these notes were converted into the 12% First Secured Convertible Debt Offering (see below).

On August 11, 2011, the Company borrowed $50,000 from a third party. This note is secured against the Company's accounts receivable, bears interest at 12% per annum and matures February 11, 2012. In connection with the loan, the lender received warrants to purchase an aggregate of 50,000 common shares at an exercise price of $0.07 per share. The warrants vested immediately and have a term of five years. The note is convertible at $0.07 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $3,704, which was recorded as a debt discount. The note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $10,846 and was recorded as a debt discount. The debt discounts are being amortized over the life of the note using the effective interest method. The amortization expense recorded on the discounts during 2011 totaled $11,491.

On August 16, 2011, the Company borrowed $50,000 from a third party. This note is secured against the Company's accounts receivable, bears interest at 12% per annum and matures February 16, 2012. In connection with the loan, the lender received warrants to purchase an aggregate of 50,000 common shares at an exercise price of $0.07 per share. The warrants vested immediately and have a term of five years. The note is convertible at $0.07 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $3,488, which was recorded as a debt discount. The note was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $7,060 and was recorded as a debt discount. The debt discounts are being amortized over the life of the note using the effective interest method. The amortization expense recorded on the discounts during 2011 totaled $8,362.

We analyzed these convertible debt and the warrants issued for derivative accounting consideration and determined that derivative accounting is not applicable for these notes.

12% Secured Convertible Debt - First Secured Convertible Debt Offering

On February 28, 2011, the Company completed the placement of $1,182,844 of Secured Convertible Promissory Note (the “Notes”) and Warrants (collectively, the “First Secured Convertible Debt Offering”). The Lenders in the First Secured Convertible Debt Offering paid a 10% discount for their investment, resulting in a “stepped-up” basis in their individual Notes for a total principal amount of $1,301,128. The Notes bear interest at the rate of 12% per annum, have an 18-month maturity date and are convertible to common shares at $0.20 per share. The Notes are secured by a first lien on all assets of the Company; but are subordinate to the lien with respect to up to $25,000 of original principal amount of other notes against the

Company's vault.

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

In conjunction with the sale of the 12% First Secured Convertible Debt Offering, the Company paid consultants fees totaling $64,000 and issued 170,000 five-year warrants with an exercise price of $0.20 per share and 363,000 five-year warrants with an exercise price of $0.30 per share. The fees were paid through the issuance of Notes in the 12% First Secured Convertible Debt Offering. The fees and the fair value of the warrants totaling $143,735 were recorded as deferred financing costs and are being amortized using the effective interest method over the term of the Notes. The amortization of these deferred financing costs during the year ended December 31, 2011 totaled $73,944.

The Company analyzed the First Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

The First Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature was determined to be $126,729. In addition, the relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $316,226, which was recorded as a debt discount. The 10% face discount on the Notes was determined to be $118,284 resulting in an aggregate discount of $561,240 being recorded on the Notes. The aggregate discount is being amortized over the life of the Notes using the effective interest method. The amortization expense recorded on these discounts for the year ended December 31, 2011 totaled $256,407 resulting in a total unamortized discount of $304,833 as of December 31, 2011.
8% Secured Convertible debt Offering - Junior Secured Convertible Debt Offering

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

On June 28, 2011, the Company closed on the first $500,000 tranche of the Junior Secured Convertible Debt Offering. In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the investors received warrants to purchase an aggregate of 833,333 common shares. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $52,239, which was recorded as a debt discount. The warrant discount is being amortized over the life of the notes using the effective interest method. The amortization expense recorded on the discount for the year ended December 31, 2011 totaled $11,905.

In conjunction with the closing of the first tranche of the Junior Secured Convertible Debt Offering, the Company paid consultants fees totaling $101,250 consisting of $22,500 paid in cash and the issuance of 1,125,000 warrants valued at $78,750 using the Black-Scholes pricing option model. The warrants vested immediately, have a five-year life and an exercise price of $.06 per share. The total consulting fees of $101,250 were recorded as deferred financing costs and are being amortized using the effective interest method over the term of the Notes. The amortization of these deferred financing costs during the year ended December 31, 2011 totaled $23,534.

On September 15, 2011, the Company broke escrow on the remaining $1,000,000 available under the second tranche of the $1,500,000 Junior Secured Convertible Debt Offering by closing on $550,000 of proceeds from the sale of the Junior Notes. In conjunction with the sale of $550,000 of these Junior Notes, the investors received an aggregate of 916,667 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $50,000, which was recorded as a debt discount. The warrant discount is being amortized over the life of the notes using the effective interest method. The amortization expense recorded on the discounts for the year ended December 31, 2011 totaled $7,368.

In conjunction with the September 2011 sale of these $550,000 of Junior Notes, the Company paid consultants fees totaling $75,000 consisting of $26,250 paid in cash and the issuance of 812,500 warrants valued at $48,750 using the Black-Scholes pricing option model. The warrants vested immediately, have a five-year life and an exercise price of $.06 per share. The total consulting fees of $75,000 were recorded as deferred financing costs and are being amortized using the effective interest method over the term of the Notes. The amortization of these deferred financing costs during the year ended December 31, 2011 totaled $14,015.

On December 5, 2011, the Company borrowed an additional $30,000 under the Junior Secured Convertible Debt Offering (“Third Tranche”). . In conjunction with the sale of $30,000 of these Junior Notes, the investor received 50,000 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The relative fair value of the warrants was measured using the Black-Scholes option pricing model and determined to be $2,308, which was recorded as a debt discount. The warrant discount is being amortized over the life of the note using the effective interest method. No amortization of this discount was recorded during the year ended December 31, 2011.

On December 31, 2011, the Company closed on the Fourth Tranche of the Junior Secured Convertible Debt Offering through the conversion of previously issued notes payable into this new offering for an aggregate principal amount of $379,533. A principal balance due of $250,00, along with accrued interest of $97,667 on a previously issued convertible note was converted into the Company's $1,500,000 Junior Secured Convertible Debt Offering. In conjunction with the conversion of this $347,666 of existing convertible debt into the Company's Junior Secured Convertible Debt Offering, the investor received an aggregate of 629,444 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The Company evaluated the conversion of the $347,667 convertible debt into the Junior Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The fair value of the 629,444 common stock warrants of $25,178 was included in the loss on extinguishment of debt for the year ended December 31, 2011. In addition, another note holder agreed to convert the outstanding principal balance due of $25,000, along with the associated accrued interest of $6,867 on a previously issued convertible note, into the Company's $1,500,000 Junior Secured Convertible Debt Offering. In conjunction with the conversion of this $31,867 of existing secured convertible debt into the Company's Junior Secured Convertible Debt Offering, the investor received an aggregate of 53,111 common stock warrants. The warrants vested immediately, have a five year term and an exercise price of $0.06 per share. The Company evaluated this conversion of the $31,867 secured convertible debt into the Junior Secured Convertible Debt Offering under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The fair value of the 53,111 common stock warrants of $2,124 was recorded as a loss on extinguishment of debt during the year ended December 31, 2011.

The Company analyzed the Junior Secured Convertible Debt Offering for derivative accounting under FASB ASC 815-15 and determined that derivative accounting does not apply to these instruments.

In addition, the Junior Secured Convertible Debt Offering was then evaluated for a beneficial conversion feature and it was determined that a beneficial conversion feature existed. The intrinsic value of the beneficial conversion feature associated with the closing of the first $500,000 tranche was measured on the date of the agreement and determined to be $135,572. The intrinsic value of the beneficial conversion feature associated with the sale of the $550,000 Junior Notes was measured on the date the proceeds were received and was determined to be $50,000. It was determined there was no contingent beneficial conversion feature on the third and fourth tranches. Due to the contingent nature of the conversion features, the beneficial conversion features associated with the tranches will be recognized when the contingency is lifted.

The aggregate unamortized deferred financing costs on all notes amounted to $214,863 and $4,466 as of December 31, 2011 and 2010, respectively. The aggregate amortization of deferred financing costs during the years ended December 31, 2011 and 2010 totaled $109,344 and $41,252, respectively.

8.    Capital Leases Obligations

In August and September 2008, the Company entered into three 36-month leases for computer equipment with two financial institutions. The present value of the monthly lease payments was capitalized using an imputed interest rate of approximately 20% and 10%. The amount outstanding for the capital lease obligation was $0 and $23,308 at December 31, 2011 and 2010, respectively.

Amortization of capital lease property is included in depreciation expense and was $22,546 and $194,250 in 2011 and 2010, respectively.

Assets under capital leases, included in property and equipment, consisted of the following:

	December 31,
	2011	2010
Computer equipment	$1,944,545	$1,944,545
Less accumulated depreciation	(1,944,545)	(1,921,999)
	$—	$22,546
9.     Income Taxes

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate consisted of the following:

	Years Ended December 31,
	2011		2010
Federal tax benefit at statutory rate	$(1,356,105)	(34)%	$(2,180,977)	(34)%
State income taxes, net of federal tax	(195,439)	(4.9)%	(416,952)	(6.5)
Valuation allowance for deferred tax	1,049,890	26.3%	2,562,469	22.4%
Other	501,654	12.6%	35,460	18.1%
Income Tax	$—	—	$—	—

Deferred tax assets and liabilities consisted of the following:

	December 31
	2011	2010
Current Deferred Income Tax Assets
Vacation accrual	$20,554	$19,041
Allowance for uncollectible accounts	18,784	4,355
Accrued expense	—	—
Stock based compensation	155,225	199,685
Total	194,563	223,081
Noncurrent deferred income tax assets
Net operating loss carryforward	9,799,501	8,749,217
Noncurrent deferred income tax liabilities
Depreciation	(76,484)	(101,676)
Deferred rent	—	(1,238)
Deferred revenue	(2,350)	(4,046)
Total	(78,834)	(106,960)
Valuation Allowance	(9,915,230)	(8,865,338)
Net Deferred Income Tax	$—	$—

The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the

Company's ability to generate the future taxable income necessary to realize those net deferred income tax assets, considering the Company's history of significant operating losses. In addition, future utilization of the available net operating loss carryforward may be limited under Internal Revenue Code Section 382 as a result of changes in ownership that have or may result from the issuance of common stock, and from options and warrants for the purchase of common stock.

At December 31, 2011 and 2010 respectively, the Company had net operating loss carryforward of approximately $25,192,000 and $21,603,000, respectively, which will begin to expire in 2026.

10.     Equity

For the year ended December 31, 2010

During the year ended December 31, 2010, in connection with the Company's Incentive Offer, the Company issued 16,329,869 common shares to repay $2,537,300 of principal and $728,673 of accrued interest on the convertible debt (see Note 7).

During the year ended December 31, 2010, in connection with a private placement, the Company sold 6,565,000 common shares at $0.20 per share for cash proceeds of $1,199,050, net of issuance costs of $112,950.

During the year ended December 31, 2010 the Company issued 1,082,253 common shares for services valued at $235,120 based on the grant-date quoted market value of the Company's stock.

During the year ended December 31, 2010, the Company issued 364,395 common shares to settle payables to an officer of the Company. The shares were valued at $67,099 based on the grant-date quoted market value of the Company's stock. In connection with this settlement, the Company recorded additional compensation expense of $3,220 and a gain on the extinguishment of liability of $9,000.

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

During the year ended December 31, 2010 the Company issued 724,187 shares of Series A Convertible Preferred Stock to repay $650,000 of principal and $74,187 of accrued interest on the secured convertible debt (see Note 7). Each share of Series A Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and is entitled to annual cumulative dividends at the rate of 6%. The Series A Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occurs:

a)	The Company's common stock trades at $0.60 per share for more than 10 consecutive days;

b)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or

c)	At least 2/3 of the authorized shares of the Series A Convertible Preferred Stock have been converted to common shares.

During the year ended December 31, 2010, the Company issued 420,000 shares of Series B Convertible Preferred Stock for cash. Each share of Series B Convertible Preferred Stock is convertible into 5 common shares at the option of the holder and is entitled to annual cumulative dividends at the rate of 5%. The Series B Convertible Preferred Stock will be automatically converted into common shares if any one of the following events occurs:

a)	The Company's common stock trades at $1.00 per share for more than 20 consecutive days;

b)	The Company conducts a capital raise of common stock at a price of at least $0.50 per share and raises at least $5 million of gross proceeds; or

c)	At least 2/3 of the authorized shares of the Series B Convertible Preferred Stock have been converted to common shares.

On October 14, 2010, the Company held its annual meeting of stockholders. At the meeting, the stockholders approved an Amendment to the Articles of Incorporation to increase the number of authorized shares from 110,000,000 to 135,000,000 shares and to allocate the additional shares as common stock.

For the year ended December 31, 2011

During the year ended December 31, 2011 the Company issued 1,557,197 common shares for services valued at $111,050 based on the grant-date quoted market value of the Company's stock.

During the year ended December 31, 2011 the Company issued 887,393 common shares to repay accrued interest and accounts payable totaling $144,431. The common stock was valued at $103,109 based on the grant-date quoted market value of the Company's stock resulting in a gain on the extinguishment of liabilities of $31,322.

During the year ended December 31, 2011 the Company issued 277,335 common shares for the conversion of 55,467 Series A preferred Convertible Stock based on a $.20 per share conversion ratio.

During the year ended December 31, 2011 the Company issued 1,400,000 common shares for total cash proceeds of $63,000, net of issuance costs of $7,000.

During the year ended December 31, 2011 the Company issued 375,000 common shares for the conversion of debt principal of $75,000 (see Note 4).

11.    Stock Options

For the year ended December 31, 2010

On July 15, 2010, the Company's Board of Directors approved the 2010 Long Term Incentive Plan, subject to the approval of the Company's stockholders at the annual meeting. In conjunction with this resolution, the Board of Directors, by subsequent written action, shall authorize the specific number of shares of common stock of the Company for issuance under the terms of the 2010 Long Term Incentive Plan. On October 14, 2010, the stockholders approved the 2010 Long Term Incentive Plan.

In connection with the Long-term Incentive Plan, a total of 20,000 common stock options were granted to the Company's non-employee directors with an exercise price, equal to the fair value of the share at the date of grant, of $0.22. These options vest over a period of 1 year, have a term of 5 years and a fair value of $4,400, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.60%, (2) expected term of 3 years, (3) expected volatility of 352% and (4) zero expected dividends.

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

For the year ended December 31, 2011

For the year ended December 31, 2011, in connection with incentive options issued to company personnel on January 24, 2011, the Company granted 1,225,000 common stock options with an exercise price equal to the fair value of the share on the date of grant of $0.19 per share. These options have a term of 5 years, with 70,833 vesting immediately and the remainder vesting over a 3 year period. The options have a fair value of $232,619, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.44%, (2) expected term of 4.0 years, (3) expected volatility of 344% and (4) zero expected dividends.

For the year ended December 31, 2011, in connection with options issued in lieu of a 20% salary reduction to members of management, on January 24, 2011, the Company granted 200,707 common stock option with an exercise price equal to the fair value of the share on the date of grant of $0.19 per share. These options vested monthly over 6 months from the month of grant and have a fair value of $38,014 as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.05%, (2) expected term ranging between 2.50 and 2.71 years, (3) expected volatility of 367% and (4) zero expected dividends.

For the year ended December 31, 2011, in connection with retention options issued to company personnel on May 11 2011, the Company granted 1,050,000 common stock options with an exercise price of $0.08 per share. These options have a term of 5 years and vest ratably over 3 years. The options have a fair value of $58,711, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.28%, (2) expected term of 3.5 years, (3) expected volatility of 351% and (4) zero expected dividends.

In connection with the Long-term Incentive Plan, 225,000 common stock options were granted to the Company's non-employee director with an exercise price equal to the fair value of the share at the date of grant of $0.09. These options vest over a period of 3 year, have a term of 5 years and a fair value of $19,116, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.79%, (2) expected term of 3.35 years, (3) expected volatility of 353% and (4) zero expected dividends.
In connection with the Long-term Incentive Plan, 225,000 common stock options were granted to the Company's non-employee director with an exercise price equal to the fair value of the share at the date of grant of $0.08. These options vest over a period of 3 year, have a term of 5 years and a fair value of $17,997, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.05%, (2) expected term of 3 years, (3) expected volatility of 363% and (4) zero expected dividends.
For the year ended December 31, 2011, the Company granted 75,000 common stock options to an employee with an exercise price equal to the fair market value on the date of grant of $0.05 per share. These options have a term of 5 years and vested over a 3 year period. The options have a fair value of $3,748 as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.09%, (2) expected term of 3.35 years, (3) expected volatility of 337% and (4) zero expected dividends.
For the year ended December 31, 2011, in connection with the terms of his employment agreement, the Company granted 510,000 common stock options to a senior member of management with an exercise price equal to the fair value of the share at the date of grant, of $0.07 per share. These options have a term of 5 years and will vest as to one-third (1/3rd) of the option shares each on the date of June 1, 2012, June 1, 2013 and June 1, 2014. The options have a fair value of $35,689, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.74%, (2) expected term of 3.5 years, (3) expected volatility of 342% and (4) zero expected dividends.
For the year ended December 31, 2011, the Company granted 75,000 common stock options to an employee with an exercise price equal to the fair market value on the date of grant of $0.05 per share. These options have a term of 5 years and vested over a 3 year period. The options have a fair value of $3,748 as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 1.09%, (2) expected term of 3.35 years, (3) expected volatility of 337% and (4) zero expected dividends.
In connection with the Long-term Incentive Plan, 225,000 common stock options were granted to the Company's non-employee director with an exercise price equal to the fair value of the share at the date of grant of $0.05. These options vest over a period of 3 year, have a term of 5 years and a fair value of $11,236, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.41%, (2) expected term of 3.35 years, (3) expected volatility of 364% and (4) zero expected dividends.
For the year ended December 31, 2011, in connection with the terms of his amended employment agreement, the Company granted 1,500,000 common stock options to a senior member of management with an exercise price equal to the fair value of the share at the date of grant, of $0.05 per share. These options have a term of 5 years and will vest as to one-third (1/3rd) of the option shares each on the date of October 21, 2011, October 21, 2012 and October 21, 2013. The options have a fair value of $74,887, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.47%, (2) expected term ranging 3.0 years, (3) expected volatility of 634% and (4) zero expected dividends.
For the year ended December 31, 2011, in connection with the terms of his employment agreement, the Company granted 4,000,000 common stock options to the CEO with an exercise price equal to the fair value of the share at the date of grant of $0.05 per share. These options have a term of 5 years and vest annually with 1/3 on the date of grant of November 29, 2011, 1/3 on December 31, 2012 and 1/3 on December 31, 2013. The options have a fair value of $209,514, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.40%, (2) expected term of 3.03 years, (3) expected volatility of 609% and (4) zero expected dividends.

For the year ended December 31, 2011, the Company granted 6,000,000 common stock options to the CEO with an exercise price equal to the fair value of the share at the date of grant of $0.05 per share. These options have a term of 5 years and vest annually with 1/3 on December 31, 2012, 1/3 on December 31, 2013 and 1/3 on December 31, 2014. The options have a fair value of $299,750, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.40%, (2) expected term of 3.54 years, (3) expected volatility of 668% and (4) zero expected dividends.

For the year ended December 31, 2011, the Company granted 75,000 common stock options to a member of management with an exercise price equal to the fair value of the share at the date of grant of $0.09 per share. These options have a term of 5 years and vest 1/3 on October 17, 2012 with the remaining options vesting monthly through October 17, 2014. The options have a fair value of $6,744, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the options included: (1) discount rate of 0.48%, (2) expected term of 3.35 years, (3) expected volatility of 662% and (4) zero expected dividends.

Stock option expense for the twelve months ended December 31, 2011 totaled $755,409. As of December 31, 2011, there was approximately $358,108 of unrecognized option expense which is expected to be recorded through December 2014.

A summary of option activities for the year ended December 31, 2011 and 2010 is reflected below:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Life (yrs)
Outstanding at December 31, 2009	2,370,000	0.37	3.2
Granted	720,000	0.23
Canceled	—	—
Forfeited	(100,000)	(0.35)
Outstanding at December 31, 2010	2,990,000	0.34	2.8
Granted	15,310,707	0.07
Canceled	—	—
Forfeited	(2,624,342)	0.30
Outstanding at December 31, 2011	15,676,365	0.08	4.7
Exercisable at December 31, 2011	2,010,971	0.35	3.1
Exercisable at December 31, 2010	4,077,132	0.13	4.0

The weighted-average grant date fair value of options granted in 2010 was $0.21. The outstanding options at December 31,
2010 have an intrinsic value of zero. The weighted-average grant date fair value of options granted in 2011 was $0.08. The outstanding options at December 31, 2011 have an intrinsic value of zero.

12.    Stock Warrants

For the year ended December 31, 2010

In conjunction with the Company's past equity raise, the Company granted 340,000 common stock warrants with an exercise price of $0.30 per share to a consulting group that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $77,395, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.37%, (2) expected life of five years, (3) expected volatility of 181% and (4) zero expected dividends. The above warrants were accounted for against the Company's additional paid-in capital account as share issuance costs.

Pursuant to final terms of a former executive officer's severance agreement confirmed on April 15, 2010, the Company granted 1,500,000 common stock warrants with an exercise price of $0.385 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $374,995, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.79%, (2) expected life of five years, (3) expected volatility of 393% and (4) zero expected dividends. The fair value of the above warrants were recognized as warrant expense for the year ended December 31, 2010.

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

On October 14, 2010, the Company's Board of Directors approved the grant of warrants to the Chairman of the Board as follows:

1.
250,000 warrants with a five-year life and a $0.35 per share exercise price as a result of the successful launch of the Company's DigiLIBE product prior to March 31, 2010. These warrants will vest on January 14, 2011, and have a fair value of $55,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.18%, (2) expected life of five years, (3) expected volatility of 443% and (4) zero expected dividends.

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

During 2010, the Company reached settlement agreements with three convertible note holders that included the surrender and forfeiture of an aggregate of 30,000 associated common stock warrants.

During 2010, the Company reached partial settlement agreements that were entered into in conjunction with the Incentive Offer (see Note 7) involving two convertible note holders that resulted in the surrender and forfeiture of 37,500 common stock warrants.

During the year, 750,000 contingent warrants granted to the Company's former President/CEO were forfeited since the related performance conditions were not met.

For the year ended December 31, 2011

In connection with the Company's First Secured Convertible Debt Offering (see Note 7), the Company granted 3,252,821 common stock warrants with an exercise price of $0.30 per share. These warrants have a 5 year term, vested immediately and have a fair value of $487,919, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.13%, (2) expected life of five years, (3) expected volatility of 895% and (4) zero expected dividends. The relative fair value of 2,977,821 of these warrants of $316,226was accounted for as a discount against the convertible promissory debt and the fair value of 275,000 of these warrants of $41,250 was accounted for as a loss on extinguishment of debt.

In conjunction with the First Secured Convertible Debt Offering (see Note 7), the Company granted 533,000 common stock warrants with exercise prices of $0.30 and $0.20 per share to consultants that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $79,735, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rates of 1.18%, (2) expected life of five years, (3) expected volatility of 769% and (4) zero expected dividends. These warrants were accounted for as deferred financing costs.

In connection with a loan modification, the Company granted 200,000 common stock warrants with an exercise price of $0.20 per share. These warrants have a 5 year term, vested immediately and have a fair value of $30,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.13%, (2) expected life of five years, (3) expected volatility of 769% and (4) zero expected dividends. The fair value of these warrants was accounted for as a loss on the extinguishment of debt.

In connection with a loan modification, the Company granted 200,000 common stock warrants with an exercise price of $0.20 per share. These warrants have a 5 year term, vested immediately and have a fair value of $30,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.13%, (2) expected life of five years, (3) expected volatility of 769% and (4) zero expected dividends. The fair value of these warrants was accounted for as a loss on the extinguishment of debt.

Pursuant to the terms of a 6-month promissory note entered into with an individual, the Company granted 25,000 common stock warrants with an exercise price of $0.20 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $2,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.31%, (2) expected life of five years, (3) expected volatility of 897% and (4) zero expected dividends. The relative fair value of these warrants of $1,923 was accounted for as a discount against the promissory note.

In conjunction with the Company's past equity raise, the Company granted 500,000 common stock warrants with an exercise price of $0.08 per share to a consulting group that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $25,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 2.05%, (2) expected life of five years, (3) expected volatility of 403% and (4) zero expected dividends. The above warrants were accounted for against the Company's additional paid-in capital account as share issuance costs.

As compensation for legal and consultation services provided, the Company granted 60,000 common stock warrants with an exercise price of $0.20 per share that vested monthly over a 6 month period. These warrants have a term of 5 years, vested immediately upon date of grant each month and have a cumulative fair value of $3,059, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate ranging between 0.96% and 2.11%, (2) expected life of five years, (3) expected volatility ranging between 769% and 908% and (4) zero expected dividends. The fair value of the above warrants was recognized as warrant expense for the year ended December 31, 2011.

In conjunction with the Company's $500,000 equity raise during 2011, the Company granted 140,000 common stock warrants with an exercise price of $0.05 per share to a consulting group that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $8,540, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.85%, (2) expected life of five years, (3) expected volatility of 407% and (4) zero expected dividends. The above warrants were accounted for against the Company's additional paid-in capital account as share issuance costs.

Pursuant to final terms of a former executive officer's employment agreement, the Company granted 150,000 common stock warrants with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $12,750, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.70%, (2) expected life of five years, (3) expected volatility of 406% and (4) zero expected dividends. The fair value of the above warrants was recognized as warrant expense for the year ended December 31, 2011.

Pursuant to the former executive officer's employment agreement mentioned above and in connection with the closing of the second tranche of the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted an additional 150,000 common stock warrants with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $9,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option pricing model for the warrants included: (1) discount rate of 0.95%, (2) expected life of five years, (3) expected volatility of 406% and (4) zero expected dividends. The fair value of the above warrants was recognized as warrant expense for the year ended December 31, 2011.

In connection with the closing of the first tranche of the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted 833,333 common stock warrants with an exercise price of $0.06 per share. These warrants have a 5 year term, vested immediately and have a fair value of $58,333, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.62%, (2) expected life of five years, (3) expected volatility of 908% and (4) zero expected dividends. The relative fair value of these warrants of $52,239 was accounted for as a discount against the convertible promissory notes.

In connection with the breaking escrow on the second tranche of the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted 916,667 common stock warrants with an exercise price of $0.06 per share. These warrants have a 5 year term, vested immediately and have a fair value of $55,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 5.41%, (2) expected life of five years, (3) expected volatility of 913% and (4) zero expected dividends. The relative fair value of these warrants of $50,000 was accounted for as a discount against the convertible promissory notes.

In connection with the third tranche of the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted 50,000 common stock warrants with an exercise price of $0.06 per share. These warrants have a 5 year term, vested immediately and have a fair value of $2,500, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 5.41%, (2) expected life of five years, (3) expected volatility of 920% and (4) zero expected dividends. The relative fair value of these warrants of $2,308 was accounted for as a discount against the convertible promissory notes.

In connection with the fourth tranche of the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted 629,444 common stock warrants with an exercise price of $0.06 per share. These warrants have a 5 year term, vested immediately and have a fair value of $25,178, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 0.83%, (2) expected life of five years, (3) expected volatility of 920% and (4) zero expected dividends. The fair value of these warrants was accounted for as a loss on the extinguishment of debt.

Also in connection with the fourth tranche of the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted 53,112 common stock warrants with an exercise price of $0.06 per share. These warrants have a 5 year term, vested immediately and have a fair value of $2,124, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 0.83%, (2) expected life of five years, (3) expected volatility of 920% and (4) zero expected dividends. The fair value of these warrants was accounted for as a loss on the extinguishment of debt.

Pursuant to the terms of two 6 month convertible promissory notes entered into with stockholders, the Company granted 100,000 common stock warrants with an exercise price of $0.07 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $7,750, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.00%, (2) expected life of five years, (3) expected volatility of 908% and (4) zero expected dividends. The relative fair value of these warrants of $7,192 was accounted for as a discount against the convertible promissory notes.

Pursuant to the terms of a 3 month promissory note entered into with a stockholder, the Company granted 50,000 common stock warrants with an exercise price of $0.05 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $2,500, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.02%, (2) expected life of five years, (3) expected volatility of 919% and (4) zero expected dividends. The relative fair value of these warrants of $2,381 was accounted for as a discount against the promissory notes.

In conjunction with the Company's Junior Secured Convertible Debt Offering (see Note 7), the Company granted 1,937,500 common stock warrants with an exercise price of $0.06 per share to a consulting group that introduced investors to the Company. These warrants have a term of 5 years, vested immediately and have a fair value of $127,499, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 0.91%, (2) expected life of five years, (3) expected volatility of 910% and (4) zero expected dividends. These warrants were accounted for as deferred financing costs.

Pursuant to a separation agreement, the Company granted 200,000 common stock warrants with an exercise price of $0.06 per share. These warrants have a term of 5 years, vested immediately and have a fair value of $17,000, as calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model for the warrants included: (1) discount rate of 1.70%, (2) expected life of five years, (3) expected volatility of 908% and (4) zero expected dividends. The fair value of the above warrants was recognized as warrant expense for the year ended December 31, 2011.

A summary of warrant activities for the years ended December 31, 2011 and 2010 are as follows:

	Warrants	Weighted- Average Exercise Price
Outstanding at December 31, 2009	9,510,348	0.79
Granted	2,790,000	0.35
Exercised	(2,549,500)	0.92
Forfeited	(1,067,500)	0.52
Outstanding at December 31, 2010	8,683,348	0.64
Granted	9,780,878	0.16
Exercised	—	—
Forfeited	(36,464)	0.35
Outstanding at December 31, 2011	18,427,762	0.39

The weighted-average grant date fair value of warrants granted in 2011 and 2010 was $0.10 and $0.24, respectively. The outstanding warrants at December 31, 2011and 2010 have an intrinsic value of $0.

13.    Commitments and Contingencies

Some of our convertible note holders have not accepted our offers to convert their notes under the terms of the Modification Proposal and Incentive Offer, accordingly, we are presently in arrears in principal and accrued interest payments in an aggregate total of $178,265 as of December 31, 2011. Although we are continuing to discuss payment and/or conversion or extension of these notes with note holders, these outstanding obligations pose a risk to our ongoing operations.

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

From time to time, Digitiliti may be subject to routine litigation, claims, or disputes in the ordinary course of business. In the opinion of management; no pending or known threatened claims, actions or proceedings against Digitiliti are expected to have a material adverse effect on Digitiliti's consolidated financial position, results of operations or cash flows. Digitiliti cannot predict with certainty, however, the outcome or effect of any of the litigation or investigatory matters specifically described above or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

Operating leases

The Company leases its office space for a period of 4.6 years through December 2011. The lease requires monthly rental payments of $6,450 through December 2011. Thereafter, the rent will be consistent with other similar commercial properties. The Company recorded deferred rent to equalize the monthly payments during the lease term. To date, our base rent of $6,450 has not changed and the Company leases the premises on a month-to-month basis.

For 2011, rent expense was $96,839. For 2010, rent expense was $140,264 net of $32,398 sublease rental income.

14.    Major Customers and Vendors

The Company earned 29% percent of its revenues from one customer for the year ended December 31, 2011.

The Company primarily deals with four major vendors which account for approximately 52% of the cost of revenues for the year ended December 31, 2011.

15.     Subsequent Events

On January 11, 2012, the Company initiated the placement of up to $770,000 of Unsecured Convertible Promissory Note and Warrants (the “Third Unsecured Convertible Debt Offering”). As of April 14 2012, the Company has received proceeds totaling $567,145 through the issuance of Unsecured Convertible Promissory Notes and Warrants associated with the Third Unsecured Convertible Debt Offering. The Unsecured Convertible Promissory Notes bear interest at the rate of 8% per annum, reflect a March 31, 2014 maturity date and a $0.03 per share conversion rate into the Company's common stock. The Lenders received Warrants to purchase an aggregate of 7,561,935 shares of Company Common Stock. The Warrants vets immediately, have a five year term, $0.03 exercise price and include a cashless exercise provision.

Between the months of January and March 2012, the Company issued an aggregate of 486,563 common shares as compensation for contracted business development and marketing services.

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
We conducted our evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on their review of our disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules, regulations and forms. In particular, we have identified the following material weakness in our disclosure controls:

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011 as a result of the material weaknesses described below.
Management's assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include the following:

1.	lack of appropriate segregation of duties,

2.	lack of adequate documentation of our system of internal control,

3.	limited capability to interpret and apply accounting principles generally accepted in the United States and

4.	lack of formal accounting policies and procedures that include multiple levels of review.
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
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Changes in internal control over financial reporting
Except as indicated in the preceding paragraph about management's evaluation of disclosure controls and procedures, our management, with the participation of our chief executive officer and chief financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Positions Held	Date of Election or Designation
David S. Macey	President, CEO Director	12/11
William McDonald	CFO	04/08
David F. Dalvey	Director	7/11
Kent E. Lillemoe	Director	8/11
Jack Scheetz	Director	12/11

Background and Business Experience David S. Macey, President/CEO and Director. Mr. Macey is 45 years old. Effective December 1, 2011, Mr. Macey became the Company’s President and Chief Executive Officer and was elected to the Company’s Board of Directors. Mr. Macey served as Chief Executive Officer of SwiftKnowledge, Inc. since 2010. SwiftKnowledge is a global provider of web-based business intelligence (BI) software that offered the only cloud computing-based suite designed for the financial industry. From 2008 until the sale of McAfee, Inc. in 2010, Mr. Macey served as vice president and general manager of McAfee Inc.’s industry-leading, $300 million Web and Email Security business unit, where he grew the business unit’s revenue by 19 percent year-over-year and was responsible for its engineering, product management and product marketing functions. During 2008, Mr. Macey served as vice president and general manager of the $100 million Secure Web Gateway division of Secure Computing, where he increased the division’s revenue by 45 percent year-over-year, achieved top market share in the web security appliance segment for International Data Corp.’s 2008 ranking, and implemented new product development and quality assurance processes. Secure Computing was sold to McAfee in 2008. From 2003 to 2007, Mr. Macey served as vice president of enterprise content management sales at Oracle Corp. and executive vice president of international operations at Stellent, Inc. – which was acquired by Oracle in March 2007 – where he grew international sales by more than 100 percent during a 36-month period. Before joining Stellent, Mr. Macey was the chairman and chief technology officer for Millennium Communications Corp., a regional U.S. Internet services provider. Overall, Mr. Macey brings more than 17 years of industry experience to his role as President and CEO of the Company.

Background and Business experience David F. Dalvey, Director. Mr. Dalvey was elected as a director to the Board of Directors on July 1, 2011. Mr. Dalvey has over 30 years of corporate board experience, with over twelve of those years attributed to public, SEC regulated companies. Mr. Dalvey has significant experience as a board director/advisor to several publically-traded companies including Navarre Corporation (Nasdaq: NAVR), NatureVision (Nasdaq: NRVN), August Technology (Nasdaq: AUGT), and currently serves as an independent Director and Audit Committee member of The Blue Rock Market Neutral Fund LP, an SEC registered hedge fund. Mr. Dalvey also served as a director to several private businesses including Definity Health Inc., AppTec Laboratory Services Inc., chf Solutions Inc., Gentra Systems Inc. and Agiliti, Inc. Mr. Dalvey's director qualifications include his experience advising and building growth businesses and investment portfolios, his understanding of corporate finance, merger, acquisition and divestiture transactions, and his experience with and understanding of capital markets and the management of liquidity transactions for portfolio company investments. Mr. Dalvey has significant investment banking and equity investment experience with two venture capital firms, two national investment banks and two national commercial banking institutions working primarily with growth oriented technology businesses. Mr. Dalvey was nominated for election to our Board of Directors because of his extensive public company knowledge and experience, as well as his substantial knowledge of corporate finance, capital markets, investment bank and equity background and prior involvement with growth oriented technology businesses.

Background and Business Experience Kent E. Lillemoe, Director. Mr. Lillemoe was appointed to our board on August 24, 2011, by the unanimous vote of our board to fill a vacancy. Mr. Lillemoe has extensive senior level executive experience serving as Chief Financial Officer of MinuteClinic, Inc., a “retail healthcare” company integrating affordable healthcare solutions into consumer lifestyles from January 2006 through April 2009, serving as Chief Financial Officer and Corporate Secretary of Envoy Medical Corporation, a start-up medical technology company focused on developing a fully-implantable device for the hearing impaired from January 2003 through November 2005, and serving as Founder, Director and Chief Operating Officer of Avanti Optics Corporation, a start-up technology company focused on developing high-speed processes and equipment for manufacturing optical components from June 2000 through January 2003. Mr. Lillemoe currently serves on numerous corporate boards of directors, including Exos Medical Corporation, Mobi, LLC and Fargo Electronics. Mr. Lillemoe also serves as an Advisor to the Board of Directors for Vast Enterprises and Finnegans, Inc. Mr. Lillemoe holds an Executive Masters of Business Administration from Stanford University and a Masters of Business Administration in Finance from the University of Minnesota. Mr. Lillemoe graduated from the University of South Dakota with a Bachelors of Science degree in accounting and has a Certificate of Public Accountant (inactive status). Mr. Lillemoe was nominated for election to our Board of Directors because of his extensive financial background and senior level executive experience.

Background and Business Experience Jack B. Scheetz, Director. Mr. Scheetz is 64 years of age. Effective June 2011, Mr. Scheetz was appointed as the interim President and Chief Executive Officer of the Company and as a member of the Board of Directors on June 29, 2011. Mr. Scheetz previously was the Principal and President of JS Consulting Group, a business transformation consulting company, from December 1994 through June 2011. From January 2004 until January 2007, he served as the Corporate Vice President of Information Technology and Human Resources for Pemstar, Inc. (Nasdaq: PMTR), a precision electronics contract manufacturing company. Pemstar was acquired by Benchmark Electronics (NYSE: BHE) in January 2007. From May 1978 to November 1994, he served as Engagement Manager with IBM Consulting Group, a part of International Business Machines Corporation (NYSE: IBM), a computer and intellectual property company, where he handled management and technical assignments in finance, pricing, business planning, product development, marketing and strategic planning. Mr. Scheetz received a Masters Degree in Business Administration from the University of Minnesota and a BA Degree in Accounting and Business Administration from the Winona State University.

William McDonald, CFO. Mr. McDonald is 48 years old. Mr. McDonald joined Digitiliti in July of 2007. He has over 25 years experience in the public accounting and finance arena. He worked in public accounting for 11 years before assuming the CFO position for Kath Fuel Oil Co. (with over $225 million in annual sales). He holds a CPA certificate (currently inactive status), as well as a J.D. from William Mitchell College of Law. He is a licensed attorney in the State of Minnesota. Prior to joining Digitiliti, Mr. McDonald held executive level finance positions at North Star Bank for three years. He graduated from Augsburg College with a B.A. in Accounting and Finance.

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

Directorships Held in Other Reporting Companies

Mr. Dalvey serves on the Board of Directors for Navarre Corporation and The Blue Rock Market Neutral Fund, LP an SEC registered hedge fund and several private businesses including Definity Health Inc., AppTec Laboratory Services Inc., chf Solutions Inc., Gentra Systems Inc. and Agiliti, Inc.. Mr. Lillemoe serves on the Board of Directors including Exos Medical Corporation, Mobi, LLC, Fargo Electronics and Wireless Ronin.
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

Corporate Governance

Our Board of Directors held eleven regularly scheduled meetings and two special meetings during 2011, and acted by unanimous written consent in lieu of a meeting seven times, as permitted by the applicable state law, during 2011. During 2011, all directors attended 75% or more of the meetings of the Board of Directors and committees to which they were assigned. During 2011, our Governance and Nominating Committee and Compensation Committee each held four meetings, while our Audit Committee held five meetings. The Governance and Nominating Committee, Compensation Committee and Audit Committee each have a written charter that has been approved by the board.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee and our Charter outlining our procedures is filed was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. As of December 31, 2011, the members of the Nominating Committee were: David F. Dalvey, Chairman; Kent E. Lillemoe and Jack Scheetz.

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

Audit Committee

We have also established an Audit Committee and our Charter outlining our procedures was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. As of December 31, 2011, the members of the Audit Committee were: Kent E. Lillemoe, Chairman; and David F. Dalvey. Although not required to have an independent financial expert on our Audit Committee by reason of being a smaller reporting company, we believe that Mr. Lillemoe and Mr. Dalvey both qualify as “audit committee financial experts,” based upon their prior experience and education, which is outlined in their respected resumes in this Part III, Item 10, above. We believe that David F. Dalvey is not "independent" as defined in the Company's Audit Committee Charter, which is outlined in an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008.

We will disclose any change to our procedures in recommending nominees to our Audit Committee with an 8-K Current Report.

Compensation Committee

We also established a Compensation Committee and our Charter outlining our procedures was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008. As of December 31, 2011, the members of the Compensation Committee were: Jack Scheetz, Chairman, Kent E. Lillemoe and David F. Dalvey.

We will disclose any change to our procedures in recommending nominees to our Compensation Committee with an 8-K Current Report.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods and in the capacities indicated:
Summary Compensation Table

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen-sation ($) (g)	Nonqual-ified Deferred Compen-sation ($) (h)	All Other Compen-sation ($) (i)	Total Earnings ($) (j)
Roy A. Bauer, Former President/CEO	12/31/10	$131,250(2)	$—	$—	$164,998(3)	$—	$0	$0	$296,248
Ehssan Taghizadeh, Former CEO/President	12/31/11	$160,158(4)							$160,158
Ehssan Taghizadeh, Former CEO/President	12/31/10	$44,708(5)	$0	$0	125,804(6)	$0	$0	$0	$170,512
Jack Scheetz, Former Interim CEO/President	12/31/11	$43,444(7)	$0	$0	$12,750(8)	$0	$0	$0	$56,194
David H. Macey, CEO/President	12/31/11	$15,833(9)	$0	$0	$159,503(10)	$0	$0	$0	$175,336
William McDonald, CFO	12/31/11 12/31/10	$105,102(11) $103,053(11)	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$8,385(12)	$113,487 $103,053

(1)	The value of the stock options and warrants are calculated in accordance with FASB ASC Topic 718.

(2)	Up through Mr. Bauer's resignation as President and CEO of the Company on September 30, 2010, Mr. Bauer was paid $131,250 of his $175,000 annual salary.

(3)
On October 14, 2010, citing Mr. Bauer's service to the Company, Mr. Bauer was granted 500,000 warrants to purchase the Company's common stock at $0.22 per share (valued at $109,998) and 250,000 warrants to purchase the Company's common stock at $0.35 per share (valued at $55,000).

(4)	Under the terms of his employment agreement, Mr. Taghizadeh received $89,658 of his $185,000 annual salary and a $70,500 under the terms of his Severance Agreement dated June 29, 2011.

(5)	Under the terms of Mr. Taghizadeh's employment agreement, Mr. Taghizadeh was paid $44,708 of his annual salary of $185,000.

(6)
Under the terms of Mr. Taghizadeh's employment agreement, Mr. Taghizadeh's was granted options on October 14, 2010 to purchase 600,000 shares of the Company's common stock that have a five-year life and a $.22 per share exercise price (valued at $125,804).

(7)	Under the terms of Mr. Scheetz's employment agreement, Mr. Scheetz was paid $43,444 of his annual salary of $175,000.

(8)	Under the terms of Mr. Scheetz's employment agreement. Mr. Scheetz received 150,000 warrants valued at $12,750.

(9)	Under the terms of Mr. Macey's employment agreement, Mr. Macey was paid $15,833 of his annual salary of $190,000.

(10)
Under the terms of Mr. Macey's employment agreement, Mr. Macey received was granted options on December 31, 2011 to purchase 4,000,000 shares of the Company's common stock that have a five-year life and a $.04 per share exercise price (valued at $159,503).

(11)	Under the terms of his employment agreement, Mr. McDonald was paid $105,103 and $103,053 of his an annual salary of $125,000 during 2011 and 2010, respectively.

(12)
During 2011, Mr. McDonald was granted options on May 12, 2011 to purchase 150,000 shares of the Company's common stock that have a five-year life and a $.08 per share exercise price (valued at $8,385).

Outstanding Equity Awards

Outstanding Equity Awards Table At Year-End

Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Vested Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roy A. Bauer	142,397 (vested)	82,603		$0.385	2/6/2015
Ehssan Taghizadeh	200,000 (vested)	400,000		$0.21	10/4/2015
David H. Macey	1,333,333(vested)	2,666,667		$0.08	12/1/2016
William M. McDonald	285,342(vested)	164,658		$0.35	4/13/2013

Compensation of Directors during 2010

Director Compensation

All Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
All Directors	None	None	None	None	None	None	None
Roy A. Bauer	$2,433(1)		$164,998(1)				$167,431
Kedar R. Behle	$9151(2)	$10,000(2)	$1,097(2)				$20,248
Karen G. Larson	$5,003(3)	$10,000(3)	$1,097(3)				$16,100
Rick M. Rickenbach	$5,079(4)	$10,000(4)	$1,097(4)				$16,176
Benno G. Sand	$6,668(5)	$10,000(5)	$1,097(5)				$17,765
David Dalvey	$5,041(6)		$19,116(6)				$24,157
Kent Lillemoe	$3,556(7)		$17,997(7)				$21,553
Jack Scheetz	$849(8)						$849

(1)
During 2011, Mr. Bauer earned $2,433 for his services as a member of the Company's Board of Directors. On October 14, 2010, citing Mr. Bauer's exceptional service to the Company under extremely difficult circumstances, Mr. Bauer was granted 500,000 warrants to purchase the Company's common stock at $.22 per share (valued at $109,998) and 250,000 warrants to purchase the Company's common stock at $0.35 per share (valued at $55,000).

(2)	During 2011, Mr. Belhe earned $9,151 for his services as a member of the Company's Board of Directors. On October

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

(3)
During 2011, Mrs. Larson earned $5,003 for her services as a member of the Company's Board of Directors. On October 14, 2010, Ms. Gilles Larson was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. These options were forfeited on July 1, 2011, the date of Ms. Gilles Larson's resignation. On November 12, 2010, Ms. Larson was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

(4)
During 2011, Mr. Rickenbach earned $5,079 for his services as a member of the Company's Board of Directors. On October 14, 2010, Mr. Rick Rickenbach was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. These options were forfeited on July 22, 2011, the date of Mr. Rickenbach's resignation. On November 12,2010,.Mr. Rickenbach was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

(5)
During 2011, Mr. Sand earned $6,668 for his services as a member of the Company's Board of Directors. On October 14, 2010, Mr. Sand was granted a five-year option to purchase 5,000 shares of our common stock, exercisable at $0.22 per share (valued at $1,097), and vests over a period of twelve months based on his continued service as a director. These options were forfeited on August 24, 2011, the date of Mr. Sand's resignation. On November 12, 2010, Mr. Sand was issued 52,632 shares of common stock in lieu of cash compensation for services render during 2010 as a non-employee director for the Company.

(6)
During 2011, Mr. Dalvey earned $5,041 for his services as a member of the Company's Board of Directors. On June 29, 2011, Mr. Dalvey was granted a five-year option to purchase 225,000 shares of our common stock, exercisable at $0.09 per share (valued at $19,116), and vests over a period of three years based on his continued service as a director.

(7)
During 2011, Mr. Lillemoe earned $3,556 for his services as a member of the Company's Board of Directors. On August 24, 2011, Mr. Lillemoe was granted a five-year option to purchase 225,000 shares of our common stock, exercisable at $0.08 per share (valued at $17,997), and vests over a period of three years based on his continued service as a director.

(8)	During 2011, Mr. Lillemoe earned $849 for his services as a member of the Company's Board of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of management, no person owns more than five percent (5%) of our common stock as of the date of this Annual Report, respectively based upon 70,196,678 shares being outstanding as of December 31, 2011.

Security Ownership of Management

The following table sets forth the share holdings of management based upon 4,870,077 shares being outstanding as of April 13, 2012:

Ownership of Officers and Directors

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock
Common Stock	Roy A. Bauer **	2,032,760(2)	*
Common Stock	Karen Gilles Larson **	52,632(3)	*
Common Stock	Kedar R. Belhe**	1,465,978(4)	*
Series A Convertible Preferred Stock	Kedar R. Belhe**	28,367(4)	*
Common Stock	Benno G. Sand **	52,632(5)	*
Common Stock	Rick M. Rickenbach **	52,632(6)	*
Common Stock	William McDonald	470,976(8)	*
Common Stock	David F. Dalvey	0(9)	*
Common Stock	Kent O. Lillemoe	0(10)	*
All Directors and Officers as a group		4,870,077	7.16%

* Less than 1%
** Former Director or Officer

(1) Excludes shares of our common stock underlying outstanding convertible securities, but includes all shares that can be acquired by any of the foregoing within 60 days; assumes that all Storage stockholders have exchanged their respective shares under the Storage Merger and that there are currently70,683,241 outstanding shares of our common stock, plus the 10,825,000 shares underlying the management stock option grants in their ownership and in the total number of outstanding shares for these computations. That outstanding figure is the sum of 67,942,250 and the respective vested portions of each member of management’s vested options in the above referenced computations. For information about shares of our common stock underlying outstanding convertible securities, see our consolidated financial statements and related notes that are filed as a part of Annual Report, in Part II, Item 8, and the table under the heading “Director Compensation,” in this Item above. This computation includes the shares underlying these grants and those to William McDonald, our CFO, in the amount of 421,272 shares.

(2) These computations include the 750,000 warrants reflecting a five-year life and 741,100 of common stock issued for services rendered by Mr. Bauer up through September 30, 2010. In addition, Mr. Bauer has purchased 541,660 shares of the Company's common stock.

(3) These computations include 52,632 shares of common stock issued to Mrs. Larson in lieu of cash compensation for services rendered during 2010 as a non-employee director of the company.

(4) This total reflects 325,000 five-year warrants to purchase the Company's common stock, as well as 1,088,346 shares of common stock owned by Mr. Belhe. In addition, this computation include 52,632 shares of common stock issued to Mr. Belhe in lieu of cash compensation for services rendered during 2010 as a non-employee director of the company.
And, Mr. Belhe owns 28,367 shares of the Company's Series A Convertible Preferred Stock received upon the conversion of a $50,000 secured convertible note in June 2010.

(5)_These computations include 52,632 shares of common stock issued to Mr. Sand in lieu of cash compensation for services rendered during 2010 as a non-employee director of the company.

(6) These computations include 52,632 shares of common stock issued to Mr. Rickenbach in lieu of cash compensation for services rendered during 2010 as a non-employee director of the company.

(7) These computations include the vested portion of 406,581 shares underlying the 10,825,000 $0.385 five year employee stock options granted to members of management, in Mr. McDonald's holdings and in the outstanding shares utilized for computation of his holdings. In addition, this total reflects 64,395 shares of common stock issued to repay $12,879 owed by the Company to Mr. McDonald.

(8)
This computation reflects the unvested portion of 225,000 shares underlying the 2,126,242 $0.09 five year employee stock options granted to members of management, in Mr. Dalvey's holdings and in outstanding shares utilized for computation of his holdings.

(9) This computations reflects the unvested portion of 225,000 shares underlying the 2,126,242$0.09 five year employee stock options granted to members of management, in Mr. Lillemoe's holdings and in outstanding shares utilized for computation of his holdings.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no material transactions or series of similar transactions during the years ended December 31, 2011, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest, except:

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

We issued a $250,000 On Demand Promissory Note to a Jonathon S. Miner dated December 15, 2005. The note mirrors a promissory note between the Mr. Miner and his bank, which matured on December 15, 2009 and had an interest rate 0.5% above the bank’s index rate (6.00% at December 31, 2009 and 2008). In December 2010, the note was renewed to January 31, 2011. The balance of the note was $231,540 and $231,540 at December 31, 2010 and 2009. Interest expense was $2,333 and $13,357 for 2011 and 2010, respectively.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

Though we are not required to have any independent directors as a smaller reporting company not listed on any exchange, using the following definition of NASDAQ, which is summarized below and which is adopted in our Audit Committee Charter that was an Exhibit to our 8-K Current Report dated December 16, 2008 and filed with the Securities and Exchange Commission on December 22, 2008, all of our directors may be deemed to be independent, except Jack Scheetz and David F. Dalvey (see references below):

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$135,800	$136,500
Audit-related Fees	$—	$—
Tax Fees	$—	$2,375
All Other Fees	$—	$—
Total Fees	$135,800	$138,875

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

PART IV

PART IV

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
See the Exhibit Index

No.		Description

3.1		Amended and Restated Certificate of Incorporation filed May 13, 2008.	Exhibit to our Form 10-K for the year ended December 31, 2008
3.2		Bylaws.	Exhibit to our Form 10-K for the year ended December 31, 2008
10.1		XO Communications Contract.	Exhibit to our Form 10
10.2		FRM Associates Lease, as amended.	Exhibit to our Form 10
10.3		EBC Minneapolis, Inc. Sublease Agreement.	Exhibit to our Form 10
10.4		Upper Corner Venture, LLC Lease Agreement.	Exhibit to our Form 10
10.5		5X Partners Corporate Development Services Agreement with Addendums.	Exhibit to our Form 10
10.6		StorageSwitch Consulting Services Agreement.	Exhibit to our Form 10
10.7		StorageSwitch Non-Compete Agreement.	Exhibit to our Form 10
10.8		StorageSwitch Technology Purchase Agreement.	Exhibit to our Form 10
10.9		Vision to Practice, Inc. Development Services Agreement.	Exhibit to our Form 10
10.10		Sub-Lease Agreement
14		Code of Ethics	Exhibit to our Form 10-K for the year ended December 31, 2008
21		Subsidiaries.	Exhibit to our Form 10
31.1	*	302 Certification of CEO, Roy A. Bauer
31.2	*	302 Certification of CFO, William McDonald
32	*	906 Certification
99.1		Digitiliti, Inc. Stock Option Plan.	Exhibit to our Form 10
99.2		Charter of the Audit and Finance Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
99.3		Charter of the Corporate Governance and Nomination Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
99.4		Charter of the Compensation Committee of the Board of Directors	Exhibit to our 8-K Current Report dated December 16, 2008 and filed December 22, 2008
10.1		Exhibit A-Unsecured Debenture	Exhibit to our Form 10-K for the year ended December 31, 2011
10.2		Exhibit B-Common Stock Purchase Warrant for Unsecured Debenture	Exhibit to our Form 10-K for the year ended December 31, 2011
8-K Current Report dated December 2, 2008, filed with the Securities and Exchange Commission on December 12, 2008.
8-K Current Report dated December 16, 2008, filed with the Securities and Exchange Commission on December 22, 2008.
8-K Current Report dated April 20, 2009, filed with the Securities and Exchange Commission on April 24, 2009.

•	Filed with this Annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITILITI, INC.

Date:	April 16, 2012	By:	/s/ David H. Macey
David H. Macey
Chief Executive Officer/President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DIGITILITI, INC.

Date:	April 16, 2012	By:	/s/ David H. Macey
David H. Macey
Chief executive Officer/President

Date:	April 16, 2012	By:	/s/ William McDonald
William McDonald
Chief Financial Officer